Form 10-Q
period 1996-06-30
DAMEN FINANCIAL CORP
filed 1996-08-12
CIK 947223

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996


                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ---------      ---------

                         Commission File Number 0-26574


                          DAMEN FINANCIAL CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                               36-4029638
    --------                                               ----------
(State or other jurisdiction                            I.R.S. Employer
   of incorporation or                                   Identification
     organization)                                           Number



200 WEST HIGGINS ROAD, SCHAUMBURG, ILLINOIS                    60195
- -------------------------------------------                    -----
(Address of Principal executive offices)                     (Zip Code)

Registrant telephone number, including area code:          (847) 882-5320
                                                           --------------


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

         As of August 9, 1996 there were 3,750,278 shares of the Registrant's common stock issued and outstanding.

        Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                      ---   ---

                          DAMEN FINANCIAL CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
     Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at
                 June 30, 1996 (Unaudited) and September 30, 1995                 4

                 Consolidated Statements of Earnings for the three
                 and nine months ended June 30, 1996 and 1995
                 (unaudited)                                                      5

                 Consolidated Statements of Cash Flows for the nine
                 months ended June 30, 1996 and 1995
                 (unaudited)                                                      6

                 Notes to Unaudited Consolidated Financial
                 Statements                                                       7-10

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                11-17



Part II. OTHER INFORMATION                                                        18

         Signatures                                                               19

         Index to Exhibits                                                        20

         Earnings Per Share Analysis(Exhibit 11)                                  21

                         PART I - FINANCIAL INFORMATION

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                               June 30,    September 30,
                                                              ---------    -------------
                                                                1996            1995
                                                                ----            ----
Assets                                                       (unaudited)
- ------
Cash and amounts due from
  depository institutions                                  $    286,082         425,218
Interest-bearing deposits                                     1,587,808      19,937,941
                                                           ------------     -----------
   Total cash and cash equivalents                            1,873,890      20,363,159
Investment securities (market value: $1,243,100 at
  June 30, 1996 and $1,089,800 at September 30, 1995)         1,243,167       1,089,775
Investment securities, available for sale, at market         46,847,454      33,689,700
Mortgage-backed securities
  (market value: $36,268,600 at June 30, 1996
   and $41,910,600 at September 30, 1995)                    37,152,599      42,533,362
Mortgage-backed securities, available for sale,
  at market                                                  51,004,061      39,658,434
Loans receivable (net of allowance for
  loan losses: $327,000 at June 30, 1996 and
  $275,000 at September 30,1995)                             90,787,120      87,555,261
Stock in Federal Home Loan Bank of Chicago                    2,700,000       2,570,000
Accrued interest receivable                                   1,412,773       1,187,613
Office properties and equipment - net                         3,534,381       3,332,658
Prepaid expenses and other assets                               740,380         377,832
                                                           ------------     -----------

   Total assets                                             237,295,825     232,357,794
                                                           ============     ===========


Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities
- -----------

Deposits                                                    125,517,693     126,631,760
Borrowed money                                               54,000,000      45,500,000
Advance payments by borrowers for taxes
  and insurance                                               1,669,648       2,801,314
Other liabilities                                             1,153,761       1,714,740
                                                           ------------     -----------
   Total liabilities                                        182,341,102     176,647,814
                                                           ------------     -----------

Stockholders' Equity
- --------------------

Preferred stock, $.01 par value; authorized
 100,000 shares; none outstanding                                  -               -
Common stock, $.01 par value; authorized
 4,500,000 shares; issued and outstanding
 3,967,500 at June 30, 1996 and September 30, 1995               39,675          39,675
Additional paid-in capital                                   38,337,925      38,280,338
Retained earnings, substantially restricted                  21,226,845      19,777,497
Unrealized gain (loss) on securities available
  for sale, net of income taxes                                    (321)        786,470
Common stock acquired by Employee Stock Ownership Plan       (2,815,300)     (3,174,000)
Common stock acquired for Recognition and Retention Plan     (1,834,101)           -
                                                           ------------     -----------
   Total stockholders' equity                                54,954,723      55,709,980
                                                           ------------     -----------

   Total liabilities and stockholders' equity              $237,295,825     232,357,794
                                                           ============     ===========





See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                                              Three Months Ended            Nine Months Ended
                                                    June 30,                      June 30,
                                             -------------------            -----------------
                                             1996           1995           1996           1995
                                             ----           ----           ----           ----
                                                 (unaudited)                   (unaudited)
Interest income:
  Loans                                   $1,806,199      1,793,037      5,372,418      5,396,219
  Mortgage-backed securities               1,544,360      1,219,942      4,505,975      3,373,283
  Tax-exempt securities                      399,232        284,740      1,119,223        827,770
  Interest and dividends on
   other investments                         379,720        212,325      1,190,142        556,143
  Dividends on FHLB stock                     44,016         38,913        132,477        108,971
                                          ----------      ---------     ----------     ----------
     Total interest income                 4,173,527      3,548,957     12,320,235     10,262,386
                                          ----------      ---------     ----------     ----------

Interest expense:
  Deposits                                 1,612,739      1,678,825      4,862,113      4,728,658
  Borrowings                                 794,333        759,721      2,355,807      2,098,540
                                          ----------      ---------     ----------     ----------
     Total interest expense                2,407,072      2,438,546      7,217,920      6,827,198
                                          ----------      ---------     ----------     ----------

     Net interest income before
      provision for loan losses            1,766,455      1,110,411      5,102,315      3,435,188
Provision for loan losses                     15,000           -            52,000        163,146
                                          ----------      ---------     ----------     ----------
     Net interest income after
      provision for loan losses            1,751,455      1,110,411      5,050,315      3,272,042
                                          ----------      ---------     ----------     ----------

Non-interest income:
  Loan fees and service charges               33,092         27,153         85,809         51,824
  Gain (loss) on sale of:
     Mortgage-backed securities,
      held for sale                             -              -              -               954
     Mortgage-backed securities,
      available for sale                        -              -             7,829        (13,553)
     Investment securities,
      held for sale                             -              -              -            (9,883)
     Investment securities,
      available for sale                      59,823         16,820         59,823         16,820
  Unrealized loss on securities
   held for sale                                -              -              -          (892,400)
  Other income                                17,102         17,800         56,115         60,993
                                          ----------      ---------     ----------     ----------
     Total non-interest income               110,017         61,773        209,576       (785,245)
                                          ----------      ---------     ----------     ----------

Non-interest expense:
  Compensation, employee benefits, and
   related expenses                          503,138        442,032      1,566,469      1,295,884
  Advertising and promotion                  130,645        144,410        343,566        288,697
  Occupancy and equipment expense            167,779        151,808        493,437        474,038
  Data processing                             23,590         22,821         73,922         68,793
  Insurance premiums                          90,843         89,664        275,320        268,588
  Legal, audit, and examination services      95,480         22,559        209,780         98,889
  Loss on sale of real estate owned - net       -              -              -            10,705
  Other operating expenses                    95,652         47,810        263,999        183,092
                                          ----------      ---------     ----------     ----------
     Total non-interest expense            1,107,127        921,104      3,226,493      2,688,686
                                          ----------      ---------     ----------     ----------

Net income (loss) before income taxes
 and change in accounting principle          754,345        251,080      2,033,398       (201,889)
Provision for federal and state
  income taxes (benefit)                     129,400        (87,388)       346,000       (366,681)
                                          ----------      ---------     ----------     ----------
Net income before change in
 accounting principle                        624,945        338,468      1,687,398        164,792
Cumulative effect of change in
 accounting for securities available
 for sale, net of tax effect                    -              -              -           907,180
                                          ----------      ---------     ----------     ----------

      Net income                          $  624,945        338,468      1,687,398      1,071,972
                                          ==========      =========     ==========     ==========


Earnings per share - primary              $    .17            N/A            .46            N/A
                                               ---            ---            ---            ---
Earnings per share - fully diluted             .17            N/A            .46            N/A
                                               ---            ---            ---            ---
Dividends declared per common share            .06            N/A            .06            N/A
                                               ---            ---            ---            ---


See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                    -----------------------
                                                                                       1996          1995
                                                                                       ----          ----
                                                                                          (unaudited)
Cash flows from operating activities:
  Net income                                                                    $   1,687,398     1,071,972
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                                                                     130,966       131,347
     Amortization of cost of stock benefit plans                                      447,373          -
     Decrease in deferred loan income                                                 (63,991)      (13,002)
     Decrease in prepaid and deferred federal
      and state income taxes                                                          218,091       750,419
     (Gain) loss on sale of mortgage-backed
      securities, available for sale                                                   (7,829)       13,553
     Gain on sale of mortgage-backed securities,
      held for sale                                                                      -             (954)
     Loss on sale of investment securities,
      held for sale                                                                      -            9,883
     Gain on sale of investment securities, available for sale                        (59,823)      (16,820)
     Loss on sale of real estate owned                                                   -           10,705
     Increase in accrued interest receivable                                         (225,160)     (125,324)
     Increase (decrease) in accrued interest payable                                 (302,000)      185,600
     (Increase) decrease in other assets                                             (175,634)        1,341
     Increase (decrease) in other liabilities                                        (344,823)        2,091
     Federal Home Loan Bank stock dividend                                               -          (34,300)
     Unrealized gain on securities, held for sale                                        -         (644,600)
     Provision for loan losses                                                         52,000       163,146
                                                                                -------------   -----------
Net cash provided by operating activities                                           1,356,568     1,505,057
                                                                                -------------   -----------

Cash flows from investing activities:
     Purchase of investment securities,
      available for sale                                                          (18,553,246)   (6,513,116)
     Purchase of investment securities                                               (220,785)     (512,808)
     Purchase of mortgage-backed securities, held for sale                               -       (3,668,200)
     Purchase of mortgage-backed securities, available for sale                   (19,643,260)  (10,978,148)
     Purchase of mortgage-backed securities                                          (229,361)   (1,983,906)
     Proceeds from sales of investment securities, held for sale                         -          507,266
     Proceeds from sales of investment securities, available for sale                 363,500       515,000
     Proceeds from sales of mortgage-backed securities,
      available for sale                                                              726,777     1,288,365
     Proceeds from sales of mortgage-backed securities, held for sale                    -        1,184,306
     Proceeds from maturities of investment
      securities, available for sale                                                4,526,813          -
     Proceeds from maturities of investment securities                                 67,393       104,127
     Proceeds from maturities of mortgage-backed
      securities, held for sale                                                          -          273,843
     Proceeds from maturities of mortgage-backed
      securities, available for sale                                                6,799,685     1,349,986
     Proceeds from maturities of mortgage-backed securities                         5,610,124     6,806,709
     Proceeds from redemption of Federal Home Loan Bank stock                         130,000          -
     Purchase of Federal Home Loan Bank stock                                        (260,000)     (305,700)
     Disbursements for loans                                                      (15,327,348)  (10,455,451)
     Loan repayments                                                               12,107,480    11,264,430
     Property and equipment expenditures                                             (332,689)      (69,940)
     Proceeds from sale of real estate owned                                             -           19,964
                                                                                -------------   -----------
Net cash provided for investing activities                                        (24,234,917)  (11,173,273)
                                                                                -------------   -----------

Cash flows from financing activities:
     Purchase of RRP stock                                                         (1,865,187)         -
     Deposit receipts                                                              51,611,394    58,538,843
     Deposit withdrawals                                                          (56,734,996)  (58,941,097)
     Interest credited to deposit accounts                                          4,009,535     3,569,360
     Proceeds from borrowed money                                                 114,200,000    94,100,000
     Repayment of borrowed money                                                 (105,700,000)  (87,800,000)
     Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                                      (1,131,666)      491,756
                                                                                -------------   -----------
Net cash provided by financing activities                                           4,389,080     9,958,862
                                                                                -------------   -----------

Increase (decrease) in cash and cash equivalents                                  (18,489,269)      290,646
Cash and cash equivalents at beginning of period                                   20,363,159       396,255
                                                                                -------------   -----------

Cash and cash equivalents at end of period                                      $   1,873,890       686,901
                                                                                =============   ===========

Cash paid during the period for:
     Interest                                                                   $   7,519,920     6,641,598
     Income taxes                                                                     210,229        20,000
Non-cash investing activities:
     Transfer of loans to foreclosed real estate                                $        -           12,506
                                                                                =============   ===========

See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES



Notes to Consolidated Financial Statements

1. Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and nine months ended June 30, 1996 and 1995 and cash flows for the nine months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Holding Company") and its consolidated subsidiaries Damen Federal Bank for Savings (the"Bank") and Dasch Inc. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Mutual to Stock Conversion

     In April 1995, the Bank's Board of Directors approved a Plan of Conversion (the "Conversion"), providing for the Bank's conversion from a federally chartered mutual bank for savings to a federally chartered stock bank for savings with the concurrent formation of a holding company. The Holding Company issued 3,967,500 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $39,675,000. The Conversion and sale of 3,967,500 shares of common stock of the Holding Company was completed on September 29, 1995. Net proceeds to the Company, after conversion expenses, totaled approximately $38,320,000.

3. Earnings Per Share

     Earnings per share for the three and nine month periods ended June 30, 1996 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Earnings per share information for the prior year periods is not meaningful because the Company was not a public company until September 29, 1995.

4. Impact of New Accounting Standards

     INVESTMENT AND MORTGAGE-BACKED SECURITIES. In November of 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation of SFAS 115 on Accounting for Certain Investments in Debt and Equity Securities," to aid entities in understanding and implementing the provisions of SFAS 115. The special report provides an opportunity for a one time reassessment of the classification of securities as of a single measurement date without tainting the classification of the remaining held-to-maturity debt securities. The one time reclassification of securities based on this reassessment must have occurred between November 15, 1995 and December 31, 1995. The Company reclassified certain mortgage-backed securities totaling approximately $735,000 to the available for sale portfolio from the held to maturity portfolio effective December 29, 1995.

     ACCOUNTING FOR IMPAIRMENT OF LOANS. In 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114 ("SFAS 114") entitled "Accounting by Creditors for Impairment of a Loan." The purpose of SFAS 114 is to eliminate inconsistencies in the accounting among different types of creditors for loans with similar collection problems by requiring a single method of measuring impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company will measure certain impaired loans pursuant to SFAS 114 at a discounted amount on the balance sheet based on the present value amount of the expected future cash flows using the loan's effective interest rate. A valuation reserve should be recorded if the present value of the expected cash flows is less than the recorded amount of the loan. Formally restructured loans and loans evaluated as groups or pools of homogeneous loans (e.g., single family residence) are excluded from SFAS 114. In October 1994, the FASB issued SFAS No. 118 ("SFAS 118"), entitled "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 118 amends the disclosure requirements in SFAS 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The effective date of SFAS 114 and 118 is for fiscal years beginning after December 31, 1994. The Company has adopted SFAS 114 and SFAS 118 effective October 1, 1995, resulting in no material impact on earnings or financial condition.

     DERIVATIVE FINANCIAL INSTRUMENTS. In October 1994, the FASB issued Statement of Financial Accounting Standards No. 119 ("SFAS 119"), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 requires disclosures about derivative financial instruments, which include futures, forward, swap and option contracts, and other financial instruments with similar characteristics. It amends Statement of Financial Accounting Standards No. 105 ("SFAS 105"), "Disclosures of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments." It is effective for financial statements issued for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities it is effective one year later. SFAS 119 requires disclosures about the amount, nature, and terms of derivative financial instruments that are not subject to SFAS 105 because they do not result in off-balance sheet risk of accounting loss. The reporting enterprise is required to make a distinction between financial instruments held or issued for trading purposes and those held or issued for purposes other than trading. The Company is currently not involved in any derivative financial instruments which would require these additional disclosures.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. Management does not expect the implementation of SFAS 121 to have a material impact on the Company's consolidated financial position or results of operations.

     ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those services rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. Management does not believe the adoption of SFAS 122 will have a material effect on the Company's consolidated financial position or results of operations.

     DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES. In April 1995, the FASB issued SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." This SOP applies to financial statements prepared in conformity with generally accepted accounting principles by all nongovernmental entities. The disclosure requirements in SOP 94-6 focus primarily on risks and uncertainties that could significantly affect the amounts reported in the financial statements in the near-term functioning of the reporting entity. The risks and uncertainties discussed in SOP 94-6 stem from the nature of the entity's operations, from the necessary use of estimates in the preparation of the entity's financial statements, and from significant concentrations in certain aspects of the entity's operations. SOP 94-6 is effective for financial statements issued for fiscal years ending after December 15, 1995 and is not expected to have any impact on the Company's operations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. In October, 1995 the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

     SFAS 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. Management has yet to determine the impact that the adoption of this accounting standard will have on the Company's consolidated financial position or results of operations.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Bank keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

5.  Disparity in Insurance and Special Assessment

     Federal law requires that the Federal Deposit Insurance Corporation ("FDIC") maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On November 14, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premiums for members of BIF to a range of between 0.00% and 0.27% of deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance, while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. The FDIC is required to set insurance premiums independently for members of BIF and SAIF.

     A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, this could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income.
An increase in interest expense would also impair the Bank's ability to maintain low operating costs. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds. However, because of possible regulatory or policy changes, there can be no assurance that upon SAIF reaching its required reserve level that deposit insurance premiums for SAIF members will be reduced or, if reduced, to what extent such premiums will be reduced.

     Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity are currently under consideration by the U.S. Congress. One plan that has gained the support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.80% to 0.90% of insured deposits ($0.80 to $0.90 for every $100 of deposits) on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to, and chose to, amortize the expense of the fee over a period of years. If an 80 basis point (0.80%) assessment was effected, based on deposits as of March 31, 1995 (as proposed), the Bank's pro rata share would amount to approximately $1.0 million, before taxes. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums may be reduced from 0.23% to approximately 0.00% (subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance). Based upon the Bank's deposits as of June 30, 1996, the Bank's annual deposit insurance expense would decrease by approximately $180,000 per year after taxes. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

                 JUNE 30, 1996 COMPARED TO SEPTEMBER 30, 1995.

Total assets increased $4.9 million to $237.3 million as of June 30, 1996 from $232.4 million as of September 30, 1995. Interest-bearing deposits decreased $18.3 million to $1.6 million as of June 30, 1996 as compared to $19.9 million at September 30, 1995 due to stock conversion proceeds being deployed during the period. Investment securities available for sale increased $13.1 million to $46.8 million at June 30, 1996 from $33.7 million at September 30, 1995 due primarily to purchases of $18.5 million (including $4.5 million of tax-exempt securities) less a market value decrease of $553,000 and maturities of $4.5 million. Mortgage-backed securities held to maturity decreased $5.4 million to $37.1 million at June 30, 1996 from $42.5 million at September 30, 1995 due primarily to repayments. Mortgage-backed securities available for sale increased $11.3 million to $51.0 million at June 30, 1996 from $39.7 million at September 30, 1995 due primarily to purchases of $19.6 million less a market value decrease of $746,000, repayments of $6.8 million, and sales of $720,000. Loans receivable increased $3.2 million to $90.8 million at June 30, 1996 from $87.6 million at September 30, 1995 due to new loan originations of $15.3 million exceeding repayments of $12.1 million.

Total deposits decreased $1.1 million to $125.5 million at June 30, 1996 from $126.6 million at September 30, 1995. The decrease was due to savers seeking higher returns in alternative investments. FHLB advances increased $8.5 million to $54.0 million at June 30, 1996 from $45.5 million at September 30, 1995. The additional advances were used to offset net savings withdrawals of $5.1 million and net disbursements from escrow accounts of $1.1 million.

Stockholders' equity decreased $755,000 to $54.9 million at June 30, 1996 from $55.7 million at September 30, 1995 due primarily to net income for the nine months of $1.7 million and an ESOP loan reduction of $359,000, offset by an increase in net unrealized losses, net of taxes, on investments available-for-sale of $787,000, the purchase of stock for the Recognition and Retention Plan at a cost of $1.9 million, and the declaration of a cash dividend of $238,000.

                             RESULTS OF OPERATIONS

The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowing. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses.

                    COMPARISON OF OPERATING RESULTS FOR THE
                     QUARTERS ENDED JUNE 30, 1996 AND 1995.

NET INCOME. The Company's net income for the three months ended June 30, 1996 was $625,000 as compared to $338,000 for the same period in 1995 or an increase of $287,000. This increase was due primarily to an increase in net interest income of $656,000 and an increase in gains on investment sales of $43,000 which were partially offset by an increase in non-interest expense of $186,000 and an increase in income taxes of $216,000.

INTEREST INCOME. Total interest income for the quarter ended June 30, 1996 increased $625,000 to $4.2 million from $3.5 million a year ago due primarily to an increase in average interest-earning assets of $34.4 million primarily as a result of net proceeds of $38.3 million from the Conversion on September 29, 1995. The yield on average interest-earning assets decreased to 7.34% from 7.36% due primarily to a decrease in the yield on the mortgage loan portfolio.

INTEREST EXPENSE. The Company's interest expense decreased $31,000 to $2.4 million for the quarter ended June 30, 1996 from $2.4 million a year ago. The decrease was due to a decrease in average interest-bearing liabilities of $1.8 million to $174.3 million at June 30, 1996 from $176.1 million a year ago and a decrease in the average rate to 5.52% from 5.54%. The decrease in rates was primarily the result of certificates of deposits being renewed at lower rates in the 1996 quarter. The decrease in average interest-bearing liabilities resulted from an increase in the average balance of borrowed money of $2.3 million offset by a decrease in the average balance of savings deposits of $4.1 million.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

The Company's provision for loan losses was $15,000 for the quarter ended June 30, 1996 compared to $-0- for the same quarter the prior year. The current quarter provision was due to an increase in total mortgage loans and to an increase in non-performing loans from the prior quarter. Non-performing loans increased to $470,000 from $337,000 at March 31, 1996 due primarily to two additional delinquent residential first-mortgage loans with aggregate unpaid balances of $145,000.

The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provisions for loan losses in light of its level of loans and as economic conditions dictate. There can be no assurance that the Company will not make future provisions in an amount equal to or greater than the amount provided during recent periods, or that future losses will not exceed estimated amounts.

NON-INTEREST INCOME. The Company's non-interest income was $110,000 for the quarter ended June 30, 1996 compared to $62,000 for the same quarter a year ago. The increase was due to an increase in gains on investment sales of $43,000.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $186,000 for the quarter ended June 30, 1996 to $1.1 million from $921,000 for the same quarter of 1995 due primarily to an increase of $61,000 in compensation and related expenses. In addition, legal and accounting expenses increased $72,000 as a result of operating as a public company. Other operating expenses increased $48,000 due primarily to asset growth, increased prices and operating as a public company.

The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In November 1995, the FDIC further revised the premium schedule for BIF-insured banks to provide for a range of 0% to 0.27% of deposits (as compared to the current range of 0.23% to 0.31% of deposits of SAIF-insured institutions) with an annual statutory minimum payment of $2,000. The revised premium schedule took effect in January 1996.

A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.80% to 0.90% of deposits to be imposed on all SAIF-insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.80% to 0.90% was effected based on deposits as of March 31, 1995 (the date currently contemplated by the proposed legislation), the Bank's special assessment would amount to approximately $1.0 million before taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Company's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating and assuming the insurance premiums levels for BIF and SAIF members are again equalized, future deposit insurance premiums could decrease to as low as $2,000 from the 0.23% of deposits currently being paid by the Bank, which would reduce non-interest expense for future periods.

PROVISION FOR INCOME TAXES. Tax expense for the quarter ended June 30, 1996 was $129,000 compared to a benefit of $87,000 for the comparable quarter in 1995 resulting in an increase of $216,000 in income tax expense relating to the increase in pretax income of $503,000.

                    COMPARISON OF OPERATING RESULTS FOR THE
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995.


NET INCOME. The Company's net income for the nine months ended June 30, 1996 was $1.7 million as compared to $1.1 million for the same period in 1995 or an increase of $615,000. An increase in net interest income of $1.7 million and a reduction in the loan loss provision of $111,000 was partially offset by an increase in non-interest expense of $537,000 and an increase in income taxes of $713,000. There was a one time credit of $907,000 in the period ended June 30, 1995 for the cumulative effect, net of taxes, of the change in accounting for securities available-for-sale, due to the adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective December 1, 1994, which was partially offset by an unrealized loss on securities held-for-sale of $892,000.

INTEREST INCOME. Total interest income for the nine months ended June 30, 1996 increased $2.0 million to $12.3 million from $10.3 million a year ago due primarily to an increase in average interest-earning assets of $38.2 million, primarily as a result of net proceeds of $38.3 million from the Conversion of September 29, 1995. The yield on average interest-earning assets decreased to 7.23% from 7.24%.

INTEREST EXPENSE. The Company's interest expense increased $391,000 to $7.2 million for the nine months ended June 30, 1996 from $6.8 million a year ago. The increase was due an increase in the average rate to 5.60% from 5.29%, while average interest-bearing liabilities remained constant. The increase in rates was primarily the result of certificates of deposit being renewed at higher rates and due to a larger proportion of more costly borrowed money. The constant amount of average interest-bearing liabilities resulted from an increase in the average balance of borrowed money of $3.1 million offset by a decrease in the average balance of savings deposits of $3.2 million.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses in maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

The Company's provision for loan losses was $52,000 for the nine months ended June 30, 1996 compared to $163,000 for the same period in the prior year. The current nine month provision was due to an increase in mortgage loan balances and an increase in non-performing loans from $65,000 at September 30, 1995 to $470,000 at June 30, 1996. Included in non-performing loans is a loan secured by a ten-unit apartment building with an unpaid balance of $141,000, which has experienced several fire losses recently. In July of 1996, a demolition order was entered by the City of Chicago. Management expects to be reimbursed by insurance proceeds, but the ultimate disposition is uncertain at this time. Another delinquent loan is secured by a nine-unit apartment building, of which six units are currently vacant, with an unpaid balance of $108,000. The provision for loan losses for the nine month period ended June 30, 1995 of $163,000 was primarily due to an increase in the Bank's multi-family lending, an increase in loans on non-owner occupied properties, and an overall evaluation of the Bank's loan portfolio.

The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provisions for loan losses in light of its level of loans and as economic conditions dictate. There can be no assurance that the Company will not make future provisions in an amount equal to or greater than the amount provided during recent periods, or that future losses will not exceed estimated amounts.

NON-INTEREST INCOME. The Company's non- interest income was $142,000 for the nine months ended June 30, 1996 compared to $113,000 for the year ago period excluding gains and losses on securities. This increase was primarily the result of an increase in loan related fees of $34,000. For the nine months ended June 30, 1995 the Company recorded an unrealized loss of $892,000 on securities held-for-sale. Effective December 1, 1995 the Company adopted FASB 115 and subsequently, all unrealized gains and losses, net of income taxes, are being credited or charged directly to Stockholders' Equity.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $538,000 for the nine months ended June 30, 1996 to $3.2 million from $2.7 million for the same period of 1995 due primarily to an increase of $270,000 in compensation and related expenses primarily as a result of the establishment of the ESOP and RRP plans in fiscal 1996, and increases in officers' salaries. In addition, advertising costs increased $55,000 due to increased local community marketing efforts, and legal and accounting expenses increased $111,000 as a result of operating as a public company. Other operating expenses increased $81,000 primarily due to asset growth, general price increases, and operating as a public company.

PROVISION FOR INCOME TAXES. Tax expense for the nine months ended June 30, 1996 was $346,000 compared to a benefit of $367,000 for the comparable period in 1995, resulting in an increase of $713,000 in income tax expense relating to the increase in pretax income of $2.2 million.

                        LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of funds are deposits and borrowings, amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and income from operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition.
The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, but has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30, 1996, the Bank's liquidity ratio for regulatory purposes was 10.06%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1996 and September 30, 1995, cash and cash equivalents totaled $1.9 million and $20.4 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the nine months ended June 30, 1996, deposits decreased $1.1 million and the Bank's net (proceeds less repayments) financing activity with the FHLB increased $8.5 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 1996 the Company has outstanding loan commitments totaling $1,136,000 and outstanding commitments to purchase investment securities of $1.0 million.

Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

At June 30, 1996, the Bank had tangible capital of $37.0 million, or 16.62% of adjusted total assets, which was approximately $33.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. The Bank had core capital equal to $37.0 million, or 16.62% of adjusted total assets at June 30, 1996, which was $30.3 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $37.3 million (including $37.0 million in core capital and $327,000 in qualifying supplementary capital) and risk-weighted assets of $76.5 million (including no converted off-balance sheet assets); or total risk-based capital of 48.79% of risk-weighted assets at June 30, 1996. This amount was $31.2 million above the 8% requirement in effect on that date.

                             NON-PERFORMING ASSETS

     The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At June 30, 1996, the Company had no restructured loans or foreclosed assets.


                                                        June 30,       September 30,
                                                         1996               1995
                                                        --------       -------------
                                                          (Dollars in Thousands)
Non-accruing loans:
 One- to four- family...........................        $ 220              $  65
 Multi-family...................................          250                ---
 Commercial real estate.........................          ---                ---
 Consumer.......................................          ---                ---
                                                        -----              ------
   Total........................................          470                 65
                                                        -----              -----

Total non-performing assets.....................        $ 470              $  65
                                                        =====              =====
Total as a percentage of total assets...........          .20%               .03%
                                                        =====              =====


For the quarter ended June 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $7,000.

In addition to the non-performing assets set forth in the table above, as of June 30, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                    IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                              RECENT DEVELOPMENTS

On May 9, 1996, the stockholders of the Company approved the Damen Financial Corporation 1996 Stock Option and Incentive Plan. This is an incentive stock option plan for the benefit of the directors, officers and employees of the Company and its affiliates. The number of shares authorized under the Plan is 396,750, equal to 10.0% of the total number of shares issued in the Conversion. As of June 13, 1996, 376,909 options were granted at $11.63 per share, exercisable at a rate of 20% per year, and expiring ten years from the date of grant. 19,841 options are reserved for future grants. No options had been exercised as of June 30, 1996.

On May 9, 1996, the stockholders of the Company approved the Damen Financial Corporation 1996 Recognition and Retention Plan. This plan was established to award shares to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. The number of shares authorized under the Plan is 158,700, equal to 4.0% of the total number of shares issued in the Conversion. These shares were purchased in the open market during the quarter ended June 30, 1996 at a total cost of $1,865,187.
As of June 13, 1996, 138,861 shares were awarded, and will vest at a rate of 20% per year. 19,839 shares are reserved for future awards.

                          PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A Special Meeting of Stockholders (the "Meeting") of Damen Financial Corporation was held May 9, 1996 at 10:30 AM at the William Rainey Harper College located at 1200 West Algonquin Road, Building H, Room 108, Palatine, Illinois.

         (b) Proxies for the meeting were solicited pursuant to Section 14 of the Securities and Exchange Act; there was no solicitation in opposition.

         (c) The following are the results of each matter voted upon at the Meeting:


                     (i) The ratification of the adoption of the 1996 Stock Option and Incentive Plan:


                          Votes For:                    2,327,656
                                                        ---------
                          Votes Against:                  420,024
                                                        ---------
                          Abstentions:                    181,816
                                                        ---------
                          Broker Non-Votes:                82,357
                                                        ---------



                     (ii) The ratification of the adoption of the 1996
                          Recognition and Retention Plan:

                          Votes For:                    2,278,827
                                                        ---------
                          Votes Against:                  552,272
                                                        ---------
                          Abstentions:                    180,754
                                                        ---------
                          Broker Non-Votes:                 -0-
                                                        ---------


Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) (1) Computation of earnings per share (Exhibit 11 filed herewith)

             (2) Financial Data Schedule (Exhibit 27 filed herewith)

         (b) The Company filed a Form 8-K on April 24, 1996 to report quarterly earnings. In addition, the Company filed Form 8-K on May 7, 1996, May 9, 1996 and June 14, 1996 to report the issuance of press releases.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DAMEN FINANCIAL CORPORATION
                                 ---------------------------
                                        Registrant



DATE: August 9, 1996


                                 BY: /s/ Mary Beth Poronsky Stull
                                     ----------------------------
                                 Mary Beth Poronsky Stull
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)




                                 BY: /s/ Gerald J. Gartner
                                     ---------------------
                                 Gerald J. Gartner
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)


DATE: August 9, 1996

                               INDEX TO EXHIBITS


Exhibit No.                                                         Page No.
- -----------                                                         --------


  11             State re: Computation of Per Share Earnings          21

  27             Financial Data Schedule                              22
