Form 10-K
period 1996-09-30
DAMEN FINANCIAL CORP
filed 1996-12-30
CIK 947223

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


     Commission file number 0-25484


                          DAMEN FINANCIAL CORPORATION
               (Exact Name of Issuer as Specified in its Charter)


              Delaware                                 36-4029638
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

200 West Higgins Road, Schaumburg, Illinois              60195
 (Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code: (847) 882-5320

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2)
has been subject to such requirements for the past 90 days.   YES [X]  NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 23, 1996, there were issued and outstanding 3,750,278 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market System as of December 23, 1996 was approximately $43.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                      DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 1996.
PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders to be held in 1997 for the fiscal year ended September 30, 1996.

                                   PART I

ITEM 1.    BUSINESS

GENERAL

     Damen Financial Corporation ("DFC" or the "Company") was formed at the direction of Damen Federal Savings Bank ("Damen" or the "Bank") in 1995 for the purpose of becoming a savings and loan holding company and owning all of the outstanding stock of the Bank issued on September 29, 1995 in connection with the Bank's conversion from the mutual to stock form of organization (the "Conversion"). The Company is incorporated under the laws of the State of Delaware and is authorized to do business in the State of Illinois, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The Company issued 3,967,500 shares of Common Stock at $10.00 per share in the Conversion.

     At September 30, 1996, the Company had total assets of $234.6 million, deposits of $119.0 million and stockholders' equity of $52.9 million. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "DFIN." Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

     Damen was originally chartered in 1916 to service a primarily Slovak community on Chicago's South Side and became a federal savings bank in 1990. The Company serves the financial needs of communities in its market area through its main office located at 200 West Higgins Road, Schaumburg, Illinois and two branch offices located in Chicago and Burbank, Illinois.

     The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one- to four-family residential mortgage loans and, to a much lesser extent, multi-family, commercial real estate and consumer loans primarily in its market area. See " - Lending Activities." At September 30, 1996, $77.7 million, or 83.09% of the Damen's total loan portfolio consisted of residential one- to four-family mortgage loans.

     The Company also invests in mortgage-backed and related securities and investment securities and other permissible investments. See " - Investment Securities" and " - Mortgage-Backed and Related Securities."

     The executive offices of the Company and the Bank are located at 200 West Higgins Road, Schaumburg, Illinois 60195-3788, and the telephone number at that address is (847) 882-5320.

     The Company's and the Bank's operations are regulated by the Office of Thrift Supervision (the "OTS"). The Bank is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Chicago. The Bank is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

LENDING ACTIVITIES

     GENERAL. With the exception of a loan to its Employee Stock Ownership Plan, all of the Company's lending activities are conducted through the Bank. The principal lending activity of the Bank is originating for its portfolio primarily fixed-rate mortgage loans secured by one- to four-family residences located primarily in Damen's market area. In addition, in order to provide more comprehensive financial services in its market area, the Bank also originates a limited amount of multi-family, commercial real estate and consumer loans, primarily in its market area. See " - Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities." At September 30, 1996, the Bank's total loans receivable, net, totaled $91.1 million.

     Damen's President and Senior Vice President have the authority to approve owner occupied, one- to four-family residential mortgage loans which satisfy the following criteria: (i) the applicant and the property fall within Damen's loan underwriting guidelines; (ii) the borrower is salaried; (iii) the mortgage's loan-to-value ratio does not exceed 80%; and (iv) the mortgage amount does not exceed $200,000. All other loan applications are considered by Damen's Loan Committee and those loans which satisfy the Bank's lending policies are submitted to the Bank's Board of Directors for ratification.

     Under Damen's loan policy, the loan officer processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to the Loan Committee. In addition, the loan officer verifies that the application meets the underwriting guidelines described below.

     All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's appraisal policy). The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns or confirmations.

     The Bank requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

     LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                September 30,                                 November 30,
                                      ----------------------------------  ----------------------------------------------------
                                            1996              1995              1994              1993              1992
                                      ----------------  ----------------  ----------------  ----------------  ----------------
                                      Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent
                                      -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                                       (Dollars in Thousands)

Real Estate Loans:
 One- to four-family ..............   $77,725   83.09%  $75,471   83.56%  $76,736   84.71%  $77,460   86.41%  $75,094   90.11%
 Multi-family .....................    12,239   13.08    12,060   13.35    11,218   12.38    10,171   11.34     6,835    8.20
 Commercial .......................     3,317    3.55     2,598    2.88     2,473    2.73     1,802    2.01     1,238    1.49
                                      -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
    Total real estate loans .......    93,281   99.72%   90,129   99.79%   90,427   99.82%   89,433   99.76%   83,167   99.80%
                                      -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
Other Loans:
 Consumer Loans:
  Deposit account  ................       260     .28       188     .21       167     .18       219     .24       166     .20
                                      -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
    Total consumer loans ..........       260     .28%      188     .21%      167     .18%      219     .24%      166     .20%
                                      -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
    Total loans ...................    93,541  100.00%   90,317  100.00%   90,594  100.00%   89,652  100.00%   83,333  100.00%
                                               ======            ======            ======            ======            ======
Less:
 Loans in process   ...............       466               792               527             3,007             3,206
 Deferred fees and discounts ......     1,584             1,694             1,717             1,706             1,455
 Allowance for losses .............       345               275               125               125               125
                                      -------           -------           -------           -------           -------
    Total loans receivable, net ...   $91,146           $87,556           $88,225           $84,814           $78,547
                                      =======           =======           =======           =======           =======

     The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.



                                            September 30,                                 November 30,
                                 ----------------------------------  ----------------------------------------------------
                                       1996              1995              1994              1993              1992
                                 ----------------  ----------------  ----------------  ----------------  ----------------
                                 Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent
                                 -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                                   (Dollars in Thousands)
Fixed-Rate Loans:
 Real Estate:
  One- to four-family ..............    $77,577   82.93%  $75,321   83.40%  $76,509   84.45%  $76,857   85.73%  $72,739   87.29%
  Multi-family .....................     12,239   13.08    12,060   13.35    11,218   12.38    10,171   11.34     6,835    8.20
  Commercial real estate ...........      3,317    3.55     2,598    2.88     2,473    2.73     1,802    2.01     1,238    1.49
                                        -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
     Total real estate loans .......     93,133   99.56%   89,979   99.63    90,200   99.56    88,830   99.08    80,812   96.98
                                        -------  ------
 Consumer ..........................        260     .28       188     .21       167     .18       219     .24       166     .20
                                        -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
     Total fixed-rate loans .......      93,393   99.84    90,167   99.84    90,367   99.74    89,049   99.32    80,978   97.18
                                        -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family ..............        148     .16%      150     .16       227     .26       603     .68     2,355    2.82
     Total loans ...................    -------  ------   -------  ------   -------  ------   -------  ------   -------  ------
                                         93,541  100.00%   90,317  100.00%   90,594  100.00%   89,652  100.00%   83,333  100.00%
                                                 ======            ======            ======            ======            ======
Less:
 Loans in process   ...............         466               792               527             3,007             3,206
 Deferred fees and discounts ......       1,584             1,694             1,717             1,706             1,455
 Allowance for loan losses ........         345               275               125               125               125
                                        -------           -------           -------           -------           -------
     Total loans receivable, net ...    $91,146           $87,556           $88,225           $84,814           $78,547
                                        =======           =======           =======           =======           =======

     The following schedule sets forth the weighted average interest rate by contractual maturity of the Bank's loan portfolio at September 30, 1996. The table does not reflect prepayments, scheduled principal repayments or enforcement of due-on-sale clauses. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.


                                        Real Estate
                      ------------------------------------------------
                                                  Multi-family and
                       One- to Four-Family     Commercial real estate       Consumer            Total
                      ----------------------  ------------------------  ----------------  ------------------
                                   Weighted                 Weighted            Weighted            Weighted
                                   Average                   Average            Average             Average
                        Amount       Rate       Amount        Rate      Amount    Rate     Amount     Rate
                      ----------  ----------  -----------  -----------  ------  --------  --------  --------
                                                      (Dollars in Thousands)
    Due During
   Twelve Months
Ending September 30,
--------------------
1997 .................   $   117       8.13%      $   ---         ---%    $ 89     7.84%   $   206     8.00%
1998 .................       149       9.29             8        13.00      98     7.19        255     8.60
1999 and 2000 ........     2,651       7.63           373         7.95      73     7.24      3,097     7.66
2001 to 2005 .........    19,823       7.49         5,388         8.03      --       --     25,211     7.61
2006 to 2020 .........    45,617       7.40         9,787         8.04      --       --     55,404     7.51
2021 and following ...     9,368       7.87           ---          ---      --       --      9,368     7.87
                         -------  ---------       -------        -----    ----     ----    -------     ----
                         $77,725                  $15,556                 $260             $93,541
                         =======                  =======                 ====             =======

     The total amount of loans due after September 30, 1996, which have predetermined interest rates is approximately $93.4 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $148,000.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 1996, based on the above, the Bank's regulatory loans-to-one borrower limit was approximately $5.5 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of September 30, 1996, the two largest dollar amounts outstanding to one borrower or, group of related borrowers, were approximately $961,000 and $848,000. These loans are secured by both one- to four-family and multi-family properties located primarily in the Bank's market area and, as of September 30, 1996, were performing in accordance with their terms.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. The Bank offers fixed-rate loans with terms of 7, 10, 15, 20 and 30 years and during the mid 1980s originated a limited amount of one and three year adjustable rate mortgage loans ("ARMs"). At September 30, 1996, $77.7 million, or 83.09% of the Bank's loan portfolio consisted of mortgage loans on one- to four-family residences. At that date, the average outstanding residential loan balance was approximately $48,800.

     Substantially all of the one- to four-family residential loans originated by Damen are secured by properties located in the Bank's market area and all mortgage loans originated by the Bank are retained and serviced by it. Because of competitive factors, most of the Bank's one- to four-family residential loans have been made to persons residing near its Chicago office, which is located in a low and moderate income community. The Bank has been an active lender in this market for many years and has never experienced a delinquency level on these loans which was not consistent with that of its loan portfolio as a whole.

     The Bank offers fixed-rate loans with maximum terms of up to 30 years for retention in its own portfolio as a central part of its lending program. However, consistent with its asset/liability management philosophy, the Bank focuses its fixed-rate loan origination activities on loans having terms to maturity of 15 years or less. At September 30, 1996, $80.4 million or 86.2% of the Bank's mortgage loans had original terms of 15 years or less. The interest rate on the Bank's fixed-rate loans is generally set based on competitive factors.

     During the mid 1980s, the Bank originated a limited amount of ARMs for retention in its own portfolio. However, as a result of strong competition and price cutting on these loans in its market area, the Board concluded that continued efforts to originate ARMs were no longer justified from an economic point of view. In the future, the Board may consider reinstating the Bank's ARM lending program, although there can be no assurance as to when, if ever, this will be the case.

     In underwriting one- to four-family residential real estate loans, the Bank evaluates the borrower's ability to make principal, interest and escrow payments, the value of the property that will secure the loan and the borrower's debt to income ratios. Because of the economic conditions in parts of the Bank's market area, the Bank's underwriting practices do not comply in every way with those required by most purchasers in the secondary market. For instance, some of the Bank's low and moderate income borrowers do not have the net worth or income/debt service levels required by many secondary market purchasers. The non-compliance of many of the Bank's loans with secondary market standards limits the Bank's ability to build a held-for-sale portfolio, which could be useful for asset/liability management structuring and for the development of non-interest income. Also, such non-compliance may limit to some extent the Bank's ability to use such loans as collateral for borrowings. However, the Bank believes that non-compliance with secondary market standards does not in and of itself cause credit problems since the Bank has engaged in this type of lending for many years and its delinquency experience on these loans has been satisfactory to date.

     Properties securing one- to four-family residential real estate loans made by Damen are appraised by independent appraisers. Damen originates virtually all of its residential mortgage loans with loan-to-value ratios of less than 95%; provided, however, that private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the appraised value or sales price, as applicable.

     The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     Many of the Bank's one- to four-family loans are on properties with more than one unit. In some cases, at least one unit in the property is occupied by the borrower while other one- to four-family loans are on non-owner occupied properties.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. During recent years, Damen has increased its origination of permanent multi-family and commercial real estate loans secured by properties generally located in its market area. At September 30, 1996, the Bank had $12.2 million in multi-family loans representing 13.08% of the Bank's total loan portfolio, and $3.3 million in commercial real estate loans, or 3.55% of the Bank's total loan portfolio.

     The Bank's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings and other non-residential building properties. Because of competitive factors, most of the Bank's multi-family and commercial real estate loans are originated in the southern portion of the Bank's market area.

     Permanent multi-family and commercial real estate loans are generally originated for a maximum term of 15 years and have fixed rates. Multi-family and commercial real estate loans are written in amounts of up to 75% of the appraised value of the property.

     Appraisals on properties serving multi-family and commercial real estate loans originated by the Bank are performed by an independent appraiser prior to the time the loan is made. All appraisals on commercial and multi-family real estate are reviewed by the Bank's management. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships. The Bank generally requires personal guarantees on loans secured by multi-family and commercial real estate.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At September 30, 1996, the Bank had two multi-family loans totaling $252,000 and no commercial real estate loans 90 days or more delinquent.

     In the future, the Bank intends to continue to emphasize multi-family and commercial real estate lending.

     CONSUMER LENDING. The Bank offers only consumer loans secured by certain types of deposit accounts. At September 30, 1996, deposit loans totaled $260,000 or .28% of net loans outstanding.

     The Bank's consumer loans secured by deposit accounts are made in amounts not to exceed 90% of the deposit holders available passbook or certificate of deposit balance and carry a maximum term of three years when secured by passbook accounts and as of the maturity date for loans secured by certificates of deposit. Such loans carry an interest rate which is 2.5% above the stated interest rate for the pledged account. The Bank may determine to increase the types of consumer loan products offered.

ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED AND RELATED SECURITIES

     Real estate loans are originated by Damen's staff of salaried loan officers through referrals from real estate brokers, attorneys and customers. In addition, in the future, the Bank may utilize commissioned loan originators in an attempt to increase loan production, although there are no specific plans to do so at this time. Loan applications are taken and processed at each of Damen's offices.

     The Bank's ability to originate loans is dependent upon customer demand for loans in its market and to a limited extent, various marketing efforts. Demand is affected by both the local economy and the interest rate environment. Historically, all loans originated by Damen are retained in the Bank's portfolio.

     In order to supplement loan originations, the Company has acquired mortgage-backed and related securities which are held, depending on the investment intent, in the "held-to-maturity" or "available-for-sale" portfolios. During the year ended September 30, 1996 and the ten months ended September 30, 1995, the Company purchased $23.2 million and $21.9 million, respectively, of mortgaged-backed and related securities. During the same periods, the Company sold $920,000 and $1.3 million, respectively, of mortgage-backed and related securities. In the future, in order to supplement loan production, the Bank may also consider purchasing loans from third party originators, although there are no specific plans to do so at this time and the Bank has not done so in recent years. See " - Investment Activities - Mortgage-Backed and Related Securities" and Notes 4 and 5 to the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended September 30, 1996 attached hereto as Exhibit 13 (the "Annual Report").

     The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                         Ten Months
                                          Year Ended        Ended       Year Ended
                                         September 30,  September 30,  November 30,
                                         -------------  -------------  ------------
                                             1996           1995           1994
                                         -------------  -------------  ------------
                                                       (In Thousands)
ORIGINATIONS BY TYPE:
Fixed rate:
 Real estate - one- to four-family .......  $15,612           $ 9,280       $14,881
             - multi-family ..............    2,137             2,051         3,777
             - commercial ................    1,528               626         1,058
 Consumer ................................      212               315           146
                                            -------           -------       -------
    Total loans originated  ..............   19,489            12,272        19,862
                                            -------           -------       -------
PURCHASES:
 Mortgage-backed securities (excluding
  REMICs and CMOs)  ......................   21,828            18,911        25,565
 REMICs and CMOs  ........................    1,365             2,986        14,491
                                            -------           -------       -------
    Total purchased ......................   23,193(1)         21,897        40,056
                                            -------           -------       -------
SALES AND REPAYMENTS:
 Mortgage-backed securities  .............      920             1,288         3,575
                                            -------           -------       -------
    Total sales  .........................      920             1,288         3,575
 Principal repayments ....................   31,888            20,212        51,046
                                            -------           -------       -------
    Total reductions .....................   32,808            21,500        54,621
Increase (decrease) in other items, net ..     (377)            1,111           594
                                            -------           -------       -------
    Net increase .........................  $ 9,497           $13,780       $ 5,891
                                            =======           =======       =======

--------------
(1) Includes $8.6 million of adjustable-rate mortgage-backed and related securities.


DELINQUENCIES AND NON-PERFORMING ASSETS

     DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the delinquency by contacting the borrower. A late notice is sent on all delinquent loans. Additional written and verbal contacts may be made with the borrower between 30 and 90 days after the due date. If the loan is contractually delinquent 90 days, the Bank either arranges payment with the borrower or institutes appropriate action to foreclose on the property. If a borrower agrees to a payment plan to bring a delinquent loan current, a designated officer monitors the loan for compliance with the payment agreement. If foreclosed, the property is sold at sheriff's sale and may be purchased by the Bank. Delinquent consumer loans are generally handled in a similar manner. Once a loan has been set to Damen's attorney to begin foreclosure proceedings, no payments are accepted without the prior approval of Damen's President.

     Real estate acquired by Damen as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1996.


                                        Loans Delinquent For:
                          --------------------------------------------------
                                 60-89 Days             90 Days and Over         Total Delinquent Loans
                          ------------------------  ------------------------  ----------------------------
                                          Percent                   Percent                       Percent
                                          of Total                  of Total                      of Total
                          Number  Amount   Loans    Number  Amount   Loans     Number    Amount    Loans
                          ------  ------  --------  ------  ------  --------  --------  --------  --------
                                                       (Dollars in Thousands)
Real Estate:
 One- to four-family .....    3    $29    .03%       6    $ 99      .11%        9      $128      .14%
 Multi-family ............   --     --     --        2     252      .27         2       252      .27
 Commercial real estate ..   --     --     --       --     --       --         --       --       --
Consumer .................   --     --     --       --     --       --         --       --       --
                           ----    ---             ---    ----               ----      ----
    Total                     3    $29    .03%       8    $351     .38%        11      $380      .41%
                           ====    ===   ====      ===    ====    ====       ====      ====     ====

     CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     On the basis of management's review of its assets, at September 30, 1996, the Bank had classified a total of $351,000 of its loans and other assets as follows:


                                               At
                                         September 30,
                                              1996
                                         --------------
                                         (In Thousands)

                Special Mention ................   $--
                Substandard ....................    243
                Doubtful assets ................    108
                Loss assets ....................    --
                                                   ----
                    Total ......................    351
                                                   ====
                General loss allowance .........    345
                                                   ====
                Specific loss allowance ........    --
                                                   ====
                Charge-offs ....................    --
                                                   ====

     Damen's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are materially consistent with those of the OTS and FDIC.

     NON-PERFORMING ASSETS. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At September 30, 1996, the Bank had no restructured loans or foreclosed assets.

     NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio.


                                                September 30,         November 30,
                                              ----------------  -----------------------
                                               1996     1995    1994   1993     1992
                                              -------  -------  -----  -----  ---------
                                                       (Dollars in Thousands)
Non-accruing loans:
 One- to four-family ...................          $ 99     $65      $109   $156   $  159
 Multi-family ..........................           252      --       --     --       --
 Commercial real estate ................           --       --       --     --       --
 Consumer ..............................           --       --         7    --       --
                                                  ----     ---      ----   ----   ------
    Total ..............................           351      65       116    156      159
                                                  ----     ---      ----   ----   ------
Accruing loans delinquent more than 90 days:
    Total ...............................          --       --       --     --       --
                                                  ----     ---      ----   ----   ------
Foreclosed assets:
 Commercial real estate .................          --       --       --     --     2,079(1)
                                                  ----     ---      ----   ----   ------
    Total ...............................          --       --       --     --     2,079
                                                  ----     ---      ----   ----   ------
Total non-performing assets .............         $351     $65      $116   $156   $2,238
                                                  ====     ===      ====   ====   ======
Total as a percentage of total assets ...          .15%    .03%      .06%   .09%    1.27%
                                                  ====     ===      ====   ====   ======

--------------
(1)  Represents Damen's Schaumburg office.



     For the year ended September 30, 1996 and the ten months ended September 30, 1995, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $8,900 and $4,800, respectively.

     OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of September 30, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

     ALLOWANCE FOR LOSSES ON LOANS. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated. During each of the periods presented, there were no recoveries of amounts charged off.


                                                                   Ten Months
                                                   Year Ended         Ended
                                                   September 30,  September 30,    Year Ended November 30,
                                                   -------------  -------------  ----------------------------
                                                       1996           1995         1994      1993      1992
                                                   -------------  -------------  --------  --------  --------
                                                                     (Dollars in Thousands)

Balance at beginning of period ..................     $275          $ 125          $125       $125    $100
Charge-offs:
  One- to four-family ...........................       --              9           --         --        4
  Multi-family ..................................       --            --            --         --      --
  Consumer ......................................       --              4           --         --      --
                                                      ----         ------          ----       ----    ----
     Total ......................................       --             13           --         --        4
                                                      ----         ------          ----       ----    ----
Recoveries:
     Total ......................................       --            --            --         --      --
                                                      ----         ------          ----       ----    ----
Net charge-offs .................................       --             13           --         --        4
                                                      ----         ------          ----       ----    ----
Additions charged to operations .................       70            163           --         --       29
                                                      ----         ------          ----       ----    ----
Balance at end of period ........................     $345          $ 275          $125       $125    $125
                                                      ====         ======          ====       ====    ====
Ratio of net charge-offs during the period to
 average loans outstanding during the period ....       --%           .01%         -- %       -- %     .01%
                                                      ====         ======          ====       ====    ====
Ratio of net charge-offs during the period to
 average non-performing assets ..................       --%         11.21%         -- %       -- %     .02%
                                                      ====         ======          ====       ====    ====

     The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the end of the periods indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.





                                                     September 30,
                              ------------------------------------------------------------
                                          1996                           1995
                              -----------------------------  -----------------------------
                                                  Percent                        Percent
                                                   of Loans                       of Loans
                                           Loan    in Each                Loan    in Each
                              Amount of  Amounts   Category  Amount of  Amounts   Category
                              Loan Loss     by     to Total  Loan Loss     by     to Total
                              Allowance  Category   Loans    Allowance  Category   Loans
                              ---------  --------  --------  ---------  --------  --------
                                                 (In Thousands)

One- to four-family ......   $201        $77,725    83.09%     $196     $75,471    83.56%
Multi-family .............    119         12,239    13.08        57      12,060    13.35
Commercial real estate ...     25          3,317     3.55        19       2,598     2.88
Consumer  ................    --             260      .28       --          188      .21
Unallocated ..............    --             --       --          3         --       --
                             ----        -------   ------      ----     -------   ------
    Total ................   $345        $93,541   100.00%     $275     $90,317   100.00%
                             ====        =======   ======      ====     =======   ======

                                                                        November 30,
                                 -------------------------------------------------------------------------------------------
                                             1994                           1993                           1992
                                 -----------------------------  -----------------------------  -----------------------------
                                                      Percent                        Percent                        Percent
                                                      of Loans                       of Loans                       of Loans
                                              Loan    in Each                Loan    in Each                Loan    in Each
                                 Amount of  Amounts   Category  Amount of  Amounts   Category  Amount of  Amounts   Category
                                 Loan Loss     by     to Total  Loan Loss     by     to Total  Loan Loss     by     to Total
                                 Allowance  Category   Loans    Allowance  Category   Loans    Allowance  Category   Loans
                                 ---------  --------  --------  ---------  --------  --------  ---------  --------  --------
                                                                        (In Thousands)
One- to four-family ......        $ 82       $76,736    84.71      $ 85     $77,460    86.41        $ 86   $75,094    90.11
Multi-family .............          22        11,218    12.38        20      10,171    11.34          14     6,835     8.20
Commercial real estate ...           6         2,473     2.73         5       1,802     2.01           1     1,238     1.49
Consumer  ................           1           167      .18       --          219      .24         ---       166      .20
Unallocated ..............          14           --       --         15         ---      ---          24       ---      ---
                                  ----        -------   ------     ----      ------   ------   ---------  --------  -------
    Total ................        $125       $90,594   100.00%     $125     $89,652   100.00%       $125   $83,333   100.00%
                                  ====       =======   ======      ====     =======  =======   =========  ========  =======

     The allowance for losses on loans is established through a provision for losses on loans charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers specific occurrences, general and local economic conditions, loan portfolio composition, historical and local experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. The Bank also requires additional reserves for all classified loans.

     While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen economic and market conditions could result in adjustments to the allowance for losses on loans, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

INVESTMENT ACTIVITIES

     GENERAL. Damen must maintain minimum levels of investments and other assets that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, Damen has maintained liquid assets at levels significantly above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At September 30, 1996, Damen's liquidity ratio for regulatory purposes was 8.36%. Damen's level of liquidity is a result of management's asset/liability strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and " - Liquidity and Capital Resources" in the Annual Report.

     Generally, the investment policy of DFC and the Bank is to invest funds among categories of investments and maturities based upon the Company's and the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives.  Prior to
December 1, 1994, the Company recorded its investments in its investment securities portfolio at the lower of cost or current market value if held-for-sale or at amortized cost if held-for-investment. Unrealized declines in the market value of securities held-to-maturity were not reflected in the financial statements; however, unrealized losses in the market value of securities held-for-sale were recorded as a charge to current earnings. Effective December 1, 1994, the Company adopted SFAS 115, which resulted in a one-time charge to stockholders' equity of approximately $1.1 million, while the cumulative effect of this change in accounting principle, net of taxes, resulted in a one-time $907,000 credit to earnings. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that DFC has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. At September 30, 1996, DFC had no
securities which were classified as trading.   Available-for-sale securities
are reported at fair market value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At September 30, 1996, $43.3 million of investment securities and $52.6 million of mortgage-backed and related securities were classified as available-for-sale.

     INVESTMENT SECURITIES. The Company and the Bank have used investment securities to supplement loan volume and to provide adjustable rate and/or short and intermediate-term assets for asset/liability management purposes. To date, the Company's and the Bank's investments have been directed toward high-quality assets with various terms to maturity. In the last several years, the Bank has increased its holdings in tax-exempt investments based on their after tax yield. In addition to federal agency obligations and tax-exempt municipal bonds, but to a much lesser extent, the Company and the Bank invest in FHLB stock, equity securities and mutual funds. At September 30, 1996 and 1995, the Company's investment securities portfolio totaled $48.2 million and $37.3 million, respectively. At September 30, 1996, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's equity, other than federal agency obligations, Federal Home Loan Mortgage Corporation ("FHLMC") stock and FHLB stock. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements in the Annual Report for additional information regarding the Company's investment securities portfolio.

     As part of DFC's asset/liability management strategy, the Company's investment securities portfolio contains both short- and intermediate-term (five years or less) securities. At September 30, 1996, $17.9 million of the Company's investment securities (excluding FHLB stock) had terms to maturity of five years or less. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

     In the past several years, DFC carried a portion of this investment portfolio as "held-for-sale", contributing to some earnings' volatility. However, subsequent to the adoption of SFAS 115 effective December 1, 1994 and the recording of a cumulative effect adjustment, the effect of changes in the value of securities available-for-sale caused by interest rate movements will affect the Company's stockholders' equity and not results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting Pronouncements" in the Annual Report.

     The following table sets forth the carrying value of the Company's investment securities and FHLB stock at the dates indicated. At September 30, 1996, the market value of the Company's held-to-maturity investment securities portfolio was $4.9 million.


                                                                        September 30,                      November 30,
                                                         --------------------------------------------  ---------------------
                                                                 1996                   1995                   1994
                                                         ---------------------  ---------------------  ---------------------
                                                             Book       % of        Book       % of        Book       % of
                                                            Value       Total      Value       Total      Value       Total
                                                         ------------  -------  ------------  -------  ------------  -------
                                                                               (Dollars in Thousands)
Investment securities:
 Held-to-Maturity:
  Tax-Exempt securities(1)  ......................         $   --           -- %  $   --           -- %  $16,711        59.27%
  FHLB stock  ....................................           3,110         6.45     2,570         6.88     2,220         7.87
  Other  .........................................           1,777         3.68     1,090         2.92     1,017         3.61
                                                           -------       ------   -------       ------   -------       ------
    Subtotal .....................................           4,887        10.13     3,660         9.80    19,948        70.75
                                                           -------       ------   -------       ------   -------       ------
Available-for-Sale:
  Tax-Exempt securities(1)  ......................         $24,905        51.64%  $20,478        54.83%  $   --           -- %
  Federal Agency Obligations  ....................          14,785        30.66    11,166        29.90     6,407        22.73
  Equity securities ..............................           3,653         7.57     2,045         5.47     1,839         6.52
                                                           -------       ------   -------       ------   -------       ------
    Subtotal .....................................          43,343        89.87    33,689        90.20     8,246        29.25
                                                           -------       ------   -------       ------   -------       ------
    Total investment securities  .................         $48,230       100.00%  $37,349       100.00%  $28,194       100.00%
                                                           =======       ======   =======       ======   =======       ======
Average remaining life of investment securities
 (excluding FHLB stock and other equities) .......         9.4 years              11.3 years             9.9 years

Other interest-earning assets:
 Interest-earning deposits with banks ............         $ 1,011       100.00%  $19,938       100.00%  $   172       100.00%
                                                           =======       ======   =======       ======   =======       ======

--------------
(1) Effective with the adoption of SFAS 115 on December 1, 1994, the Company's tax-exempt securities were classified as available-for-sale.



     The following table sets forth certain information regarding the composition and maturities of the securities portfolio, excluding FHLB stock, equity securities and other items, at September 30, 1996. See Note 3 of the Notes to the Consolidated Financial Statements in the Annual Report for a discussion of the Company's investment securities portfolio. A portion of the Company's municipal bonds have been prerefunded and the maturity on these bonds reflect the prerefunded maturity dates.


                                                                         September 30, 1996
                                           ------------------------------------------------------------------------------
                                           Less Than     1 to 5     5 to 10       Over
                                             1 Year      Years       Years      10 Years    Total Investment Securities
                                           ----------  ----------  ----------  ----------  ------------------------------
                                           Book Value  Book Value  Book Value  Book Value    Book Value     Market Value
                                           ----------  ----------  ----------  ----------  --------------  --------------
                                                                       (Dollars in Thousands)
Municipal bonds  .........................    $1,929     $ 5,054      $1,375     $16,547         $24,905         $24,905
Federal agency obligations  ..............     2,497       8,409       3,879         ---          14,785          14,785
                                              ------     -------      ------     -------         -------         -------
    Total investment securities
    (excluding FHLB stock, equity
    securities and other items)  .........    $4,426     $13,463      $5,254     $16,547         $39,690         $39,690
                                              ======     =======      ======     =======         =======         =======
Weighted average yield ...................      6.87%       6.41%       6.67%       5.97%           6.31%           6.31%

     MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement loan and investment activities and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. As of September 30, 1996, all of the mortgage-backed and related securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency or are rated "A" (in most cases "AAA") or higher by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, they do not indicate that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

     At September 30, 1996, DFC had $88.1 million of mortgage-backed and related securities, representing 37.6% of total assets. On that date, the Company had $48.1 million of Federal National Mortgage Association ("FNMA"), FHLMC and Government National Mortgage Association ("GNMA") participation certificates and conventional mortgage-backed securities and $40.0 million of collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). At September 30, 1996, $40.9 million of the Company's mortgage-backed securities were issued by either FHLMC, FNMA or GNMA and the remaining $7.2 million were privately issued mortgage-backed securities. On that date, $12.5 million of the Company's CMOs and REMICs were issued either by FHLMC or FNMA and the remaining $27.5 million were privately issued securities. None of the Company's privately issued mortgage-backed or related securities are insured or guaranteed by FHLMC or FNMA. All of the privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase.

     Consistent with its asset/liability management strategy, at September 30, 1996, $40.2 million or 45.6% of DFC's mortgage-backed and related securities had adjustable interest rates. In addition, the Company has a substantial portfolio of CMOs and REMICs with anticipated average lives of five years or less. For information regarding the Company's mortgage-backed and related securities portfolio, see Notes 4 and 5 of the Notes to the Consolidated Financial Statements in the Annual Report.

     At September 30, 1996, the Company did not have any mortgage-backed or related securities in excess of 10% of stockholders' equity except for FNMA, FHLMC and GNMA issues, amounting to $18.9 million, $9.6 million and $24.9 million, respectively.

     In addition to its conventional mortgage-backed securities, the Company invests in CMOs and REMICs. CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. Although a significant proportion of the Company's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs and REMICs are subject to change.

     The Company invests in CMOs and REMICs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that CMOs and REMICs can represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs and REMICs (five year or less average life) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because the Company's CMOs and REMICs (with the exception of those classified as "high risk" at the time of purchase, as described below) are purchased as an alternative to mortgage loans and because the Company has the ability and intent to hold such securities to maturity, all such securities (with the exception of those classified as "high risk" at the time of purchase) are classified as held-to-maturity. At September 30, 1996, the Company held $40.0 million of CMOs and REMICs, including $34.4 million of short and intermediate duration (five year or less average life) or adjustable rates.

     Substantially all mortgage derivatives recently purchased by the Company are not classified as "high-risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, savings institutions may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held-for-sale. Additionally, DFC's investment policy limits the amount of "high-risk" CMOs that the Company may purchase to 12% of total assets and mandates that these assets must be retested and monitored quarterly. At September 30, 1996, the Company held CMOs and REMICs that did not meet the criteria established by the FFIEC policy and were classified as "high-risk" with a carrying value of $12.0 million (including $8.6 million of securities which were held for investment because there was an ability and intent to hold to maturity and such securities were either acquired before February 9, 1992 or were not classified as high risk until sometime after purchase) and a market value of $11.6 million. While the Company's current investment policy permits its investment, subject to certain limitations, in CMOs and REMICs classified as "high-risk," it is currently anticipated that any future investments in "high-risk" securities will be minimal. To date, the OTS has not required the Company to dispose of any high-risk securities.

     The following table sets forth the contractual maturities of the Company's mortgage-backed and related securities at the dates indicated. These securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of the Company's REMICs, the Company's short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. The amounts set forth below represent principal balances only and do not include premiums, discounts and market value adjustments.


                                                                     September 30, 1996
                                         5 to 10  10 to 20  Over 20       Balance
                                          Years    Years     Years      Outstanding
                                         -------  --------  -------  ------------------
                                                         (In Thousands)

CMOs and REMICs                             $ --    $8,136  $32,144        $40,280
FNMA participation certificates               --        27   10,832         10,859
Conventional mortgage-backed securities       --       --     7,117          7,117
FHLMC participation certificates              --       156    4,846          5,002
GNMA participation certificates               --       --    24,929         24,929
                                            ----    ------  -------        -------
    Total                                   $ --    $8,319  $79,868        $88,187
                                            ====    ======  =======        =======

     The Company's holdings of mortgage-backed and related securities have increased in recent years as a result of loan competition and deposit growth. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Company's other mortgage related securities also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Company's assets consisting of mortgage-backed and related securities increases, the Company's asset yields could be somewhat adversely affected.
The Company will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

     The market values of a significant portion of the Company's mortgage-backed and related securities held-to-maturity have been from time to time significantly lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 4 of the Notes to the Consolidated Financial Statements in the Annual Report.

     The following table sets forth the carrying value of the Company's mortgage-backed and related securities at the dates indicated. At September 30, 1996, the market value of the Company's mortgage-backed and related securities portfolio was $87.2 million.



                                                               September 30,               November 30,
                                                     ----------------------------------  ----------------
                                                           1996              1995              1994
                                                     ----------------  ----------------  ----------------
                                                      Book     % of     Book     % of     Book     % of
                                                      Value    Total    Value    Total    Value    Total
                                                     -------  -------  -------  -------  -------  -------
                                                                    (Dollars in Thousands)
Held-to-Maturity:
 CMOs and REMICs .................................    $35,504   40.30%  $42,533   51.75%  $44,832   66.18%
                                                      -------  ------   -------  ------   -------  ------
    Subtotal .....................................     35,504   40.30    42,533   51.75    44,832   66.18
                                                      -------  ------   -------  ------   -------  ------
Available-for-Sale:
 CMOs and REMICs .................................    $ 4,458    5.06%  $ 3,636    4.42%  $ 3,386    5.00%
 FNMA participation certificates .................     10,928   12.40    13,711   16.68     7,978   11.78
 FHLMC participation certificates ................      5,149    5.85     7,232    8.80     6,214    9.17
 GNMA participation certificates .................     24,826   28.18     7,833    9.53     2,717    4.01
 Conventional mortgage-backed securities .........      7,233    8.21     7,247    8.82     2,615    3.86
                                                      -------  ------   -------  ------   -------  ------
    Subtotal  ....................................     52,594   59.70    39,659   48.25    22,910   33.82
                                                      -------  ------   -------  ------   -------  ------
    Total mortgage-backed securities  ............    $88,098  100.00%  $82,192  100.00%  $67,742  100.00%
                                                      =======  ======   =======  ======   =======  ======

SOURCES OF FUNDS

     GENERAL. The Company's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

     DEPOSITS. Damen offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

     The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. However, as customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows.

     The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For instance, the Bank has recently implemented several marketing initiatives in order to attract intermediate and long term deposits. However, the Bank has found it difficult to increase rapidly its deposits on a cost effective basis as a result of intense competition throughout its market area and slow economic growth in the community located near its Chicago office. For information regarding the amount of the Bank's deposit accounts in prior periods, see Note 10 of the Notes to the Consolidated Financial Statements in the Annual Report.

     The following table sets forth the savings flows at the Bank during the periods indicated.



                                                  Ten Months
                                   Year Ended        Ended       Year Ended
                                  September 30,  September 30,  November 30,
                                  -------------  -------------  ------------
                                      1996           1995           1994
                                  -------------  -------------  ------------
                                            (Dollars in Thousands)
Opening balance ................     $126,632        $126,210     $126,586
Deposits .......................       66,969          67,709       82,777
Withdrawals ....................      (79,781)        (71,146)     (87,316)
Interest credited ..............        5,153           3,859        4,163
                                     --------        --------     --------
Ending balance .................     $118,973        $126,632     $126,210
                                     ========        ========     ========
Net increase (decrease) ........     $ (7,659)       $    422     $   (376)
                                     ========        ========     ========
Percent increase (decrease) ....        (6.05)%           .33%        (.30)%
                                     ========        ========     ========

     Deposits in the Bank as of September 30, 1996, were represented by various types of savings programs described below.

                                                              September 30,                   November 30,
                                                  --------------------------------------  --------------------
                                                         1996                1995                 1994
                                                  ------------------  ------------------  --------------------
                                                            Percent             Percent               Percent
                                                   Amount   of Total   Amount   of Total   Amount    of Total
                                                  --------  --------  --------  --------  ---------  ---------
                                                                     (Dollars in Thousands)
TRANSACTIONS AND SAVINGS DEPOSITS:

Passbook Accounts 3.05%(1) ...................    $ 20,386    17.13%  $ 23,350    18.44%   $ 27,181     21.54%
NOW and Money Market Accounts 2.50 -
   4.35%(1) ..................................      10,764     9.05     11,467     9.05      12,292      9.74
                                                  --------   ------   --------   ------    --------    ------
    Total Non-Certificates  ..................      31,150    26.18     34,817    27.49      39,473     31.28
                                                  --------   ------   --------   ------    --------    ------
CERTIFICATES:

2.00 - 3.99% .................................         --       --           1      .03      15,134     11.99
4.00 - 5.99% .................................      63,143    53.07     54,536    43.05      53,810     42.64
6.00 - 7.99% .................................      23,390    19.66     35,729    28.21      12,433      9.85
8.00 - 9.99% .................................       1,290     1.09      1,549     1.22       5,360      4.24
                                                  --------   ------   --------   ------    --------    ------
   Total Certificates ........................      87,823    73.82     91,815    72.51      86,737     68.72
                                                  --------   ------   --------   ------    --------    ------
   Total Deposits  ...........................    $118,973   100.00%  $126,632   100.00%   $126,210    100.00%
                                                  ========   ======   ========   ======    ========    ======

--------------
(1) Rates in effect at September 30, 1996.

     The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1996.



                                         0.00-   4.00-    5.00-     6.00-     7.00-   8.00-  9.00-           Percent
                                         3.99%   4.99%    5.99%     6.99%     7.99%   8.99%  9.99%   Total   of Total
                                         -----  -------  --------  --------  -------  -----  -----  -------  --------
                                                                    (Dollars in Thousands)
Certificate accounts maturing in
 quarter ending:

December 31, 1996 ..................      $---  $3,600   $12,906   $ 1,502   $1,358   $---   $218   $19,584    22.30%
March 31, 1997 .....................       ---     772    12,275       352    4,523     18    ---    17,940    20.43
June 30, 1997 ......................       ---     195     6,766     1,007      ---    ---    ---     7,968     9.07
September 30, 1997 .................       ---     123     6,547     1,914      ---    ---    ---     8,584     9.77
December 31, 1997 ..................       ---      13     2,323       398      ---    ---      7     2,741     3.12
March 31, 1998 .....................       ---     ---     3,333       118      ---     75    ---     3,526     4.01
June 30, 1998 ......................       ---     ---     2,987       218      ---    331    400     3,936     4.48
September 30, 1998 .................       ---     ---     2,984     4,354      ---    ---    ---     7,338     8.36
December 31, 1998 ..................       ---     ---     2,558       145       74    ---     91     2,868     3.27
March 31, 1999 .....................       ---     ---     2,756       151        7    ---    107     3,021     3.44
June 30, 1999 ......................       ---     ---     1,340       737      ---    ---     43     2,120     2.41
September 30, 1999 .................       ---     ---       253     1,879      ---    ---    ---     2,132     2.43
Thereafter .........................       ---     ---     1,412     3,222    1,431    ---    ---     6,065     6.91
                                         -----  ------   -------   -------   ------   ----   ----   -------
   Total ...........................      $---  $4,703   $58,440   $15,997   $7,393   $424   $866   $87,823   100.00%
                                         =====  ======   =======   =======   ======   ====   ====   =======  =======
   Percent of total ................       ---%   5.36%    66.54%    18.22%    8.42%   .48%   .98%
                                         =====  ======   =======   =======   ======   ====   ====

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.



                                                                               Maturity
                                                                 -------------------------------------
                                                                            Over     Over
                                                                 3 Months  3 to 6   6 to 12    Over
                                                                 or Less   Months   Months   12 months   Total
                                                                 --------  -------  -------  ---------  -------
                                                                                 (In Thousands)
Certificates of deposit less than $100,000  .................     $ 9,848  $12,524  $11,481    $25,203  $59,056
Certificates of deposit of $100,000 or more .................       4,534    1,874    4,294      8,544   19,246
(excluding Public Funds)
Public funds(1)  ............................................       5,202    3,542      777        ---    9,521
                                                                 --------  -------  -------  ---------  -------
Total certificates of deposit ...............................     $19,584  $17,940  $16,552    $33,747  $87,823
                                                                 ========  =======  =======  =========  =======

--------------
(1) Deposits from governmental and other public entities.



     For additional information regarding the composition of the Bank's deposits, see Note 10 of the Notes to the Consolidated Financial Statements in the Annual Report.

     BORROWINGS. The Bank's other available sources of funds include advances from the FHLB of Chicago and other borrowings. As a member of the FHLB of Chicago, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

     Consistent with its asset/liability management strategy, the Bank may utilize FHLB advances to extend the term to maturity of its liabilities. Also, the Bank uses FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At September 30, 1996, the Bank had $59.6 million of FHLB advances outstanding with a weighted average interest rate of 6.05%. See Note 11 of the Notes to the Consolidated Financial Statements in the Annual Report.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and all other borrowings for the periods indicated.



                                       Ten Months
                        Year Ended        Ended       Year Ended
                       September 30,  September 30,  November 30,
                       -------------  -------------  ------------
                           1996           1995           1994
                       -------------  -------------  ------------
                                (In Thousands)
MAXIMUM BALANCE:
  FHLB advances ........  $61,800        $51,400       $44,400

AVERAGE BALANCE:
  FHLB advances ........  $51,950        $45,949       $37,564

     The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.


                                                          September 30,     November 30,
                                                        ------------------  ------------
                                                          1996      1995        1994
                                                        --------  --------  ------------
                                                             (Dollars in Thousands)
FHLB advances ......................................    $59,600   $45,500       $44,000
                                                        -------   -------   -----------
     Total borrowings ..............................    $59,600   $45,500       $44,000
                                                        =======   =======   ===========
Weighted average interest rate of FHLB advances ....       6.05%     6.33%         6.10%

SUBSIDIARY AND OTHER ACTIVITIES

     As a federally chartered savings bank, Damen is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     At September 30, 1996, Damen had one wholly-owned service corporation, Dasch, Incorporated ("Dasch" or the "Subsidiary"). Dasch, an Illinois corporation, was incorporated on March 25, 1976 for the purpose of operating a retail insurance agency selling primarily homeowners and mortgage disability insurance. The insurance agency was sold in August 1985 and since that time the Subsidiary has remained inactive. The Company may utilize Dasch in the future to promote investment sales operations through a third party.

     At September 30, 1996, the Subsidiary's assets consisted entirely of $185,700 in a savings and a money market account at Damen. At that date, the Subsidiary had liabilities of $3,400 and equity consisted of $5,000 of capital stock owned by Damen and $177,300 of retained earnings. Net income for the year ended September 30, 1996 and the ten months ended September 30, 1995 was $3,895 and $3,115, respectively.

COMPETITION

     The Bank faces strong competition both in originating real estate and consumer loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers which also make loans secured primarily by real estate located in the Bank's market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Bank attracts its deposits through its main and branch offices, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds and securities firms located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, interbranch deposit and withdrawal privileges and a customer oriented staff. The Bank's share of the loan and deposit markets in its market area is less than 1%.

EMPLOYEES

     At September 30, 1996, the Company had a total of 32 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

REGULATION

     GENERAL. Damen is a federally chartered mutual savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Damen is subject to broad federal regulation and oversight extending to all its operations. Damen is a member of the FHLB of Chicago and is subject to certain limited regulation by the Federal Reserve Board. Damen is a member of the SAIF and the deposits of Damen are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Damen.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, Damen is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Damen were as of December 31, 1995 for the OTS examination and September 30, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Damen to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal period ended September 30, 1996 was approximately $62,000.

     The OTS also has extensive enforcement authority over all savings institutions, including Damen and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of Damen is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings association may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Damen is in compliance with the noted restrictions.

     Damen's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, Damen's lending limit under this restriction was $5.5 million. Damen is in compliance with the loans-to-one borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

     INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. Damen is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     On September 30, 1996, federal legislation was enacted that requires the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $860,000 and has been accrued by the Company at September 30, 1996.

     As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as Damen, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At September 30, 1996, Damen had no intangible assets which were required to be deducted from tangible capital. Unrealized gains and losses on debt securities available-for-sale are excluded from tangible, core and risk-based capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank's Subsidiary is an includable subsidiary.

     At September 30, 1996, Damen had tangible capital of $36.6 million, or 16.48% of adjusted total assets, which is approximately $33.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, Damen had no intangibles which were subject to these tests.

     At September 30, 1996, Damen had core capital equal to $36.6 million, or 16.48% of adjusted total assets, which is $29.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At September 30, 1996, Damen had no capital instruments that qualify as supplementary capital and $345,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Damen had no such exclusions from capital and assets at September 30, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

     On September 30, 1996, Damen had total capital of $36.9 million (including $36.6 million in core capital and $345,000 in qualifying supplementary capital) and risk-weighted assets of $75.4 million (including no converted off-balance sheet assets); or total risk-based capital of 48.97% of risk-weighted assets. This amount was $30.9 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. DFC shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

     LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See " - Regulatory Capital Requirements."

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the Bank's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. Damen meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

     Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Holding Company, Damen will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See " - Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. An institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     LIQUIDITY. All savings associations, including Damen, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, Damen was in compliance with both requirements, with an overall liquid asset ratio of 8.36% and a short-term liquid assets ratio of 2.91%.

     ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held-for-investment, sale or trading) with appropriate documentation. Damen is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent then GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including Damen, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1996, Damen met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1996 and received a rating of "satisfactory."

     TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of Damen include the Company and any company which is under common control with Damen. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Damen's subsidiary is not deemed an affiliate, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated persons.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super checking accounts). At September 30, 1996, Damen was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See " - Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     FEDERAL HOME LOAN BANK SYSTEM. Damen is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Damen is required to purchase and maintain stock in the FHLB of Chicago. At September 30, 1996, Damen had $3.1 million in FHLB stock, which was in compliance with this requirement. In past years, Damen has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.4% and were 6.6% for calendar year 1995.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Damen's FHLB stock may result in a corresponding reduction in Damen's capital.

     FEDERAL AND STATE TAXATION. Savings associations such as Damen that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, Damen may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four-year period. No representation can be made as to whether Damen will meet the 60% test for subsequent taxable years.

     Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. The 12% limitation has restricted the percentage bad debt deduction available to the Bank effective with the tax year ended November 30, 1994 and, subsequently, the tax periods ended September 30, 1995 and 1996, as well.

     In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

     In addition to the regular income tax, corporations, including savings associations such as Damen, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as Damen, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of Damen's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, Damen's Excess for tax purposes totaled approximately $4.9 million.

     The Company and its subsidiaries filed separate federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as Damen, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     Neither Damen nor its subsidiary have been audited by the IRS with respect to their federal income tax returns during the last ten years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Damen) would not result in a deficiency which could have a material adverse effect on the financial condition of Damen and its consolidated subsidiary.

     ILLINOIS TAXATION. The Company and its subsidiaries file separate income tax returns. For Illinois income tax purposes, corporations are presently taxed at a rate equal to 7.2% of net income. For these purposes, "net income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing Illinois taxable income. Damen has been audited by the Illinois Department of Revenue for the years ended November 30, 1992 and 1993, resulting in no additional liability.

     DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2. DESCRIPTION OF PROPERTIES

     DFC conducts its business at its main office and two other locations in its market area. The following table sets forth information concerning each of DFC's offices as of September 30, 1996. At September 30, 1996, the total net book value of DFC's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $3.5 million.


                                 YEAR    OWNED OR  NET BOOK VALUE AT
             LOCATION          ACQUIRED   LEASED   SEPTEMBER 30, 1996
      -----------------------  --------  --------  ------------------
      Main Office:
      200 West Higgins Road
      Schaumburg, Illinois     1993(1)    Owned        $2,000,000

      Full Service Branches:
      5100 South Damen Avenue
      Chicago, Illinois          1964     Owned           181,000

      5750 West 87th Street
      Burbank, Illinois          1991     Owned           758,000

--------------
(1) Office first occupied in 1975.

     The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Company. The Company's Schaumburg office currently has approximately 15,300 square feet of unoccupied office space which Damen intends to lease to a third party.

     The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1996 was approximately $351,000. The Company upgraded its data processing and computer equipment during fiscal 1996 at a cost of $333,000.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, DFC is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on DFC's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A Special Meeting of Stockholders (the "Meeting") of Damen Financial Corporation was held May 9, 1996 at 10:30 a.m. at the William Rainey Harper College located at 1200 West Algonquin Road, Building H, Room 108, Palatine, Illinois.

     (b) Proxies for the Meeting were solicited pursuant to Section 14 of the Securities and Exchange Act of 1934; there were no soliciations in opposition.

     (c) The following are the results of each matter voted upon at the Meeting:"

         (i) The ratification of the adoption of the 1996 Stock Option and Incentive Plan; and


                Votes For:         2,327,656
                Votes Against:       420,024
                Abstentions:         181,816
                Broker Non-Votes:     82,357


         (ii) The ratification of the adoption of the 1996 Recognition and Retention Plan.


                Votes For:         2,278,827
                Votes Against:       552,272
                Abstentions:         180,754
                Broker Non-Votes:        -0-



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 45 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Pages 8 and 9 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 10 through 21 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.



                                                                                            PAGES IN
                                                                                             ANNUAL
ANNUAL REPORT SECTION                                                                        REPORT
---------------------                                                                       --------
Report of Independent Auditors  ...................................................              22

Consolidated Statement of Financial Condition as of September 30, 1996 and
   September 30, 1995  ............................................................              23

Consolidated Statement of Earnings for the Periods  Ended September 30, 1996
   and September 30, 1995  and November 30, 1994 ..................................       24 and 25

Consolidated Statement of Changes in Stockholders' Equity for the Periods Ended
   September 30, 1996 and September 30, 1995 and November 30, 1994 ................              26

Consolidated Statement of Cash Flows for the Periods Ended September 30, 1996
   and September 30, 1995 and November 30, 1994 ...................................       27 and 28

Notes to Consolidated Financial Statements ........................................   29 through 43



     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended September 30, 1996, is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICER WHO IS NOT A DIRECTOR

     The following is a description of the Company's and Bank's executive officer who is not also a director as of September 30, 1996.

     KENNETH D. VANEK. Mr. Vanek, age 66, has served as a branch manager and Senior Vice President of the Bank since 1988, and of the Company since its incorporation in 1995. Mr. Vanek joined Damen in 1971 as an accounting clerk.

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1996, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owner were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS



                                                                                                              SEQUENTIAL PAGE
                                                                                                                NUMBER WHERE
                                                                                         REFERENCE TO         ATTACHED EXHIBITS
 REGULATION                                                                             PRIOR FILING OR        ARE LOCATED IN
 S-K EXHIBIT                                                                            EXHIBIT NUMBER         THIS FORM 10-K
  NUMBER                                       DOCUMENT                                 ATTACHED HERETO             REPORT
------------------------------------------------------------------------------------------------------------------------------------
     2       Plan of acquisition, reorganization, arrangement, liquidation or succession      None              Not applicable
   3(a)      Articles of Incorporation                                                          *               Not applicable
   3(b)      By-Laws                                                                            *               Not applicable
     4       Instruments defining the rights of security holders, including debentures          *               Not applicable
     9       Voting Trust Agreement                                                           None              Not applicable
    10       Material contracts
                Profit Sharing Plan and Trust
                Money Purchase Plan and Trust
                Form of 1995 Stock Option and Incentive Plan                                    *               Not applicable
                Employment Agreements of Mary Beth Poronsky                                     *               Not applicable
                Stull, Janine M. Poronsky, Gerald J. Gartner and                                *               Not applicable
                Kenneth D. Vanek                                                                *               Not applicable
                Form of Recognition and Retention Plan                                         **               Not applicable
                Employee Severance Compensation Plan                                           **               Not applicable
    11       Statement regarding computation of per share earnings                            None              Not applicable
    13       Annual Report to Security Holders
    16       Letter regarding change in certifying accountants                                None              Not applicable
    18       Letter regarding change in accounting principles                                 None              Not applicable
    21       Subsidiaries of Registrant
    22       Published report regarding matters submitted to vote of security holders         None              Not applicable
    23       Consents of Experts and Counsel
    24       Power of Attorney                                                                None              Not applicable
    27       Financial Data Schedule
    28       Information from reports furnished to state insurance regulatory authorities     None              Not applicable
    99       Additional Exhibits                                                              None              Not applicable

--------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on June 23, 1995 (File No. 33-93868) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Amendment No. 1 to Form S-1 registration statement filed on August 4, 1995 (File No. 33-93868) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

B)   REPORTS ON FORM 8-K

     During the quarter ended September 30, 1996, the Company filed the following current reports on Form 8-K.

     1.  Current Report on Form 8-K dated July 9, 1996 (File No. 0-25484).

     2.  Current Report on Form 8-K dated July 23, 1996 (File No. 0-25484).

     3.  Current Report on Form 8-K dated July 30, 1996 (File No. 0-25484).

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DAMEN FINANCIAL CORPORATION



                              By:   /s/ Mary Beth Poronsky Stull
                                    --------------------------------------------
                                    Mary Beth Poronsky Stull, Chairman of the
                                    Board, President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Edward R. Tybor                 /s/ Mary Beth Poronsky Stull
------------------------------      -------------------------------------------
Edward R. Tybor, Director           Mary Beth Poronsky Stull, Chairman of the
                                    Board, President and Chief Executive
                                    Officer
                                    (Principal Executive and Operating Officer)


December 30, 1996                   December 30, 1996
Date:                               Date:

/s/ Charles J. Caputo               /s/ Carol A. Diver
------------------------------      ------------------------------------------
Charles J. Caputo, Director         Carol A. Diver, Director


December 30, 1996                   December 30, 1996
Date:                               Date:

/s/ Mark C. Guinan, M.D.            /s/ Janine M. Poronsky
------------------------------      ------------------------------------
Mark C. Guinan, M.D., Director      Janine M. Poronsky, Vice President,
                                    Corporate Secretary and Director



December 30, 1996                   December 30, 1996
Date:                               Date:




/s/ Gerald J. Gartner
-----------------------------------
Gerald J. Gartner, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting
 Officer)

Date:
December 30, 1996

                                EXHIBIT INDEX




Exhibit No.                     Description
-----------                     -----------


    13                          Annual Report to Security Holders

    21                          Subsidiaries of Registrant

    23                          Consent of Experts and Counsel

    27                          Financial Data Schedule


