Form 10-Q
period 1996-12-31
DAMEN FINANCIAL CORP
filed 1997-02-07
CIK 947223

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996


                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ---------      -----------

                         Commission File Number 0-26574


                         DAMEN FINANCIAL CORPORATION
                         ---------------------------
           (Exact name of registrant as specified in its charter)



       DELAWARE                                                  36-4029638
       --------                                               ---------------
(State or other jurisdiction                                   I.R.S. Employer
   of incorporation or                                         Identification
     organization)                                                 Number



200 WEST HIGGINS ROAD, SCHAUMBURG, ILLINOIS                        60195
--------------------------------------------                     ----------
(Address of Principal executive offices)                         (Zip Code)

Registrant telephone number, including area code:               (847) 882-5320
                                                                --------------


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       ----    -----

     As of February 7, 1997 there were 3,770,117 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Business Disclosure Format(check one): Yes    No   X
                                                                  ----   -----

                          DAMEN FINANCIAL CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                                                 PAGE
                                                                                ----
     Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at
                 December 31, 1996 (Unaudited) and September 30, 1996             4

                 Consolidated Statements of Earnings for the three
                 months ended December 31, 1996 and 1995
                 (unaudited)                                                      5

                 Consolidated Statements of Cash Flows for the three
                 months ended December 31, 1996 and 1995
                 (unaudited)                                                      6

                 Notes to Unaudited Consolidated Financial
                   Statements                                                    7-8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              9-12



Part II.      OTHER INFORMATION                                                   13

              Signatures                                                          14

              Index to Exhibits                                                   15

              Earnings Per Share Analysis(Exhibit 11)

                         PART I - FINANCIAL INFORMATION

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                                        December 31,   September 30,
                                                                        ------------   --------------
                                                                            1996            1996
                                                                            ----            ----
Assets                                                                   (unaudited)
------
Cash and amounts due from
  depository institutions                                             $     436,808         170,034
Interest-bearing deposits                                                 1,049,523       1,011,197
                                                                         ----------      ----------
   Total cash and cash equivalents                                        1,486,331       1,181,231
Investment securities (fair value: $1,771,900 at
  December 31, 1996 and $1,777,000 at September 30, 1996)                 1,771,951       1,776,979
Investment securities, available for sale, at fair value                 43,559,898      43,342,710
Mortgage-backed securities
  (fair value: $33,377,000 at December 31, 1996
   and $34,641,300 at September 30, 1996)                                34,066,505      35,503,531
Mortgage-backed securities, available for sale,
   at fair value                                                         55,354,908      52,594,450
Loans receivable (net of allowance for
  loan losses: $345,000 at December 31, 1996 and
  $345,000 at September 30,1996)                                         90,383,322      91,145,893
Stock in Federal Home Loan Bank of Chicago                                3,110,500       3,110,500
Accrued interest receivable                                               1,515,387       1,661,087
Office properties and equipment - net                                     3,510,274       3,502,987
Prepaid expenses and other assets                                           504,981         736,041
                                                                        -----------     -----------

   Total assets                                                         235,264,057     234,555,409
                                                                        ===========     ===========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                                120,028,662     118,973,335
Borrowed money                                                           58,000,000      59,600,000
Advance payments by borrowers for taxes
  and insurance                                                           1,532,300         638,768
Other liabilities                                                         1,872,662       2,473,435
                                                                        -----------     -----------
   Total liabilities                                                    181,433,624     181,685,538
                                                                        -----------     -----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
 100,000 shares; none outstanding                                              -               -
Common stock, $.01 par value; authorized
 4,500,000 shares; 3,967,500 shares issued and
 3,770,117 shares outstanding at
 December 31, 1996 and September 30, 1996                                    39,675          39,675
Additional paid-in capital                                               38,358,662      38,345,966
Retained earnings, substantially restricted                              21,313,878      21,131,170
Unrealized gain on securities available for sale,
  net of income taxes                                                       786,679         167,679
Treasury stock, at cost (197,383 shares
  at December 31, 1996 and September 30, 1996)                           (2,311,375)     (2,311,375)
Common stock acquired by Employee Stock Ownership Plan                   (2,709,500)     (2,762,400)
Common stock awarded by Recognition and Retention Plan                   (1,647,586)     (1,740,844)
                                                                        -----------     -----------
   Total stockholders' equity                                            53,830,433      52,869,871
                                                                        -----------     -----------

   Total liabilities and stockholders' equity                         $ 235,264,057     234,555,409
                                                                        ===========     ===========




See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                                                                Three Months Ended
                                                                    December 31,
                                                             -------------------------
                                                               1996            1995
                                                               ----            ----
                                                                  (unaudited)
Interest income:
  Loans                                                  $   1,874,077       1,788,551
  Mortgage-backed securities                                 1,519,515       1,436,841
  Tax-exempt securities                                        389,768         346,781
  Interest and dividends on other investments                  318,655         424,490
  Dividends on FHLB stock                                       54,731          45,565
                                                             ---------       ---------
     Total interest income                                   4,156,746       4,042,228
                                                             ---------       ---------

Interest expense:
  Deposits                                                   1,531,170       1,639,911
  Borrowings                                                   911,129         767,684
                                                             ---------       ---------
     Total interest expense                                  2,442,299       2,407,595
                                                             ---------       ---------

     Net interest income before provision for loan losses    1,714,447       1,634,633
Provision for loan losses                                        4,618          15,000
                                                             ---------       ---------
     Net interest income after provision for loan losses     1,709,829       1,619,633
                                                             ---------       ---------

Non-interest income:
  Loan fees and service charges                                 18,671          21,173
  Other income                                                  18,496          20,966
                                                             ---------       ---------
     Total non-interest income                                  37,167          42,139
                                                             ---------       ---------

Non-interest expense:
  Compensation, employee benefits, and related expenses        727,826         578,111
  Advertising and promotion                                     83,764         114,141
  Occupancy and equipment expense                              196,033         157,090
  Data processing                                               29,290          24,813
  Insurance expense                                             17,313          17,016
  Federal insurance premiums                                    57,061          75,982
  Legal, audit, and examination services                        88,722          52,732
  Other operating expenses                                      91,766          81,095
                                                             ---------       ---------
     Total non-interest expense                              1,291,775       1,100,980
                                                             ---------       ---------

Net income before income taxes                                 455,221         560,792
Provision for federal and state income taxes                    62,880          89,600
                                                             ---------       ---------

      Net income                                          $    392,341         471,192
                                                             =========       =========

Earnings per share - primary                              $      .11             .13
Earnings per share - fully diluted                               .11             .13

Dividends declared per common share                       $      .06             .00
                                                             ---------       ---------

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                             Three Months Ended
                                                                                December 31,
                                                                          ------------------------
                                                                             1996          1995
                                                                             ----          ----
                                                                                 (unaudited)
Cash flows from operating activities:
  Net income                                                          $     392,341       471,192
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                                                            49,277        43,804
     Amortization of cost of stock benefit plans                            158,854       294,097
     Provision for loan losses                                                4,618        15,000
     Increase (decrease) in deferred loan income                            (65,690)        6,103
     (Increase) decrease in prepaid and deferred federal
      and state income taxes                                               (151,297)       80,600
     (Increase) decrease in accrued interest receivable                     145,700      (123,045)
     Increase (decrease) in accrued interest payable                         23,900      (387,100)
     Decrease in other assets                                                88,185        66,773
     Decrease in other liabilities                                         (754,028)     (381,435)
                                                                         ----------    ----------
Net cash provided by (for) operating activities                            (108,140)       85,989
                                                                         ----------    ----------

Cash flows from investing activities:
     Purchase of investment securities,
      available for sale                                                 (1,603,709)  (12,559,824)
     Purchase of investment securities                                       (8,317)      (97,953)
     Purchase of mortgage-backed securities, available for sale          (4,025,957)   (9,224,879)
     Proceeds from maturities of investment
      securities, available for sale                                      1,950,522     2,012,781
     Proceeds from maturities of investment securities                       13,345        15,970
     Proceeds from maturities of mortgage-backed
      securities, available for sale                                      1,751,077       993,917
     Proceeds from maturities of mortgage-backed securities               1,437,026     2,615,057
     Purchase of Federal Home Loan Bank stock                                  -          (35,000)
     Disbursements for loans                                             (3,594,268)   (5,194,706)
     Loan repayments                                                      4,417,911     4,478,240
     Property and equipment expenditures                                    (56,564)      (43,778)
                                                                         ----------    ----------
Net cash provided by (for) investing activities                             281,066   (17,040,175)
                                                                         ----------    ----------
Cash flows from financing activities:
     Deposit receipts                                                    18,490,759    17,199,555
     Deposit withdrawals                                                (18,538,973)  (21,758,262)
     Interest credited to deposit accounts                                1,103,541     1,604,244
     Proceeds from borrowed money                                        57,200,000    31,400,000
     Repayment of borrowed money                                        (58,800,000)  (25,400,000)
     Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                               893,532    (1,294,208)
     Dividends paid on common stock                                        (216,685)         -
                                                                         ----------    ----------
Net cash provided by financing activities                                   132,174     1,751,329
                                                                         ----------    ----------

Increase (decrease) in cash and cash equivalents                            305,100   (15,202,857)
Cash and cash equivalents at beginning of period                          1,181,231    20,363,159
                                                                         ----------    ----------

Cash and cash equivalents at end of period                            $   1,486,331     5,160,302
                                                                         ==========    ==========

Cash paid during the period for:
     Interest                                                         $   2,418,399     2,794,695
     Income taxes                                                           210,000           229
                                                                         ==========     =========





See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES



Notes to Consolidated Financial Statements

1. Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three months ended December 31, 1996 and 1995 and cash flows for the three months ended December 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Holding Company") and its consolidated subsidiaries Damen Federal Bank for Savings (the"Bank") and Dasch Inc. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share

     Earnings per share for the three month periods ended December 31, 1996 and 1995 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

4. Impact of New Accounting Standards

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The Company has adopted SFAS 121 effective October 1, 1996, resulting in no material impact on its consolidated financial condition or results of operations.

     ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those services rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 122 effective October 1, 1996, resulting in no material impact on its consolidated financial condition or results of operations.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

     SFAS 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. The Company has determined that it will apply the APB Opinion No. 25 method in preparing its consolidated financial statements.

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the FASB issued SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not anticipate that this pronouncement will have a significant impact on its consolidated financial condition or results of operations.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

5. SAIF Special Assessment and its Impact on SAIF Insurance Premiums

     The deposits of savings associations, such as Damen Federal Bank for Savings, are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

     The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment has resulted in a charge to earnings of $860,000 during the year ended September 30, 1996. The after-tax effect of this one-time charge to earnings totaled $507,400. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning January 1, 1997. As of such date, deposit insurance premiums for highly rated institutions, such as the Bank, will be substantially reduced.

     The Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation's ("FICO") obligations. The FICO assessment for SAIF insured institutions will be 6.48 cents per $100 of deposits while BIF insured institutions will pay 1.30 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after-tax decrease in assessment costs is expected to be approximately $117,000 based upon a December 31, 1996 assessment base.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

               DECEMBER 31, 1996 COMPARED TO SEPTEMBER 30, 1996.

Total assets increased $709,000 to $235.3 million as of December 31, 1996 from $234.6 million as of September 30, 1996. Interest-bearing deposits increased $305,000 to $1.5 million as of December 31, 1996 as compared to $1.2 million at September 30, 1996. Investment securities available for sale increased $217,000 to $43.6 million at December 31, 1996 from $43.4 million at September 30, 1996 due primarily to purchases of $1.6 million and a market value increase of $563,000 less maturities of $2.0 million. Mortgage-backed securities held to maturity decreased $1.4 million to $34.1 million at December 31, 1996 from $35.5 million at September 30, 1996 due primarily to repayments. Mortgage-backed securities available for sale increased $2.8 million to $55.4 million at December 31, 1996 from $52.6 million at September 30, 1996 due primarily to purchases of $4.0 million and a market value increase of $485,000, less repayments of $1.8 million. Loans receivable decreased $763,000 to $90.4 million at December 31, 1996 from $91.1 million at September 30, 1996 due to repayments of $4.4 million exceeding new loan originations of $3.6 million.

Total deposits increased $1.0 million to $120.0 million at December 31, 1996 from $119.0 million at September 30, 1996. The increase was primarily due to interest credited. FHLB advances decreased $1.6 million to $58.0 million at December 31, 1996 from $59.6 million at September 30, 1996. The reduced advances were the result of decreased loan originations and increased repayments from loans and mortgage-backed securities.

Stockholders' equity increased $961,000 to $53.8 million at December 31, 1996 from $52.9 million at September 30, 1996 due primarily to net income for the three months of $392,000, stock plan reductions of $146,000, and an increase in net unrealized gains, net of taxes, on investments available-for-sale of $619,000, offset by the declaration of a cash dividend of $226,000.

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

                   COMPARISON OF OPERATING RESULTS FOR THE
                  QUARTERS ENDED DECEMBER 31, 1996 AND 1995.

NET INCOME. The Company's net income for the three months ended December 31, 1996 was $392,000 as compared to $471,000 for the same period in 1995 or a decrease of $79,000. This decrease was due primarily to an increase in non-interest expense of $191,000 which was partially offset by an increase in net interest income of $79,000 and a decrease in income taxes of $27,000.

INTEREST INCOME. Total interest income for the quarter ended December 31, 1996 increased $115,000 to $4.2 million from $4.1 million a year ago due primarily to an increase in average interest-earning assets of $1.7 million. The yield on average interest-earning assets increased to 7.32% from 7.17% due primarily to an increase in the yield on the mortgage loan portfolio.

INTEREST EXPENSE. The Company's interest expense increased $34,000 to $2.4 million for the quarter ended December 31, 1996 from $2.4 million a year ago. The increase was due to an increase in average interest-bearing liabilities of $4.3 million to $176.8 million at December 31, 1996 from $172.5 million a year ago, partially offset by a decrease in the average rate to 5.52% from 5.58%. The decrease in rates was primarily the result of certificates of deposits being renewed at lower rates in the 1996 quarter as well as a decrease in interest rates on borrowed money. The increase in average interest-bearing liabilities resulted from an increase in the average balance of borrowed money of $10.5 million offset by a decrease in the average balance of savings deposits of $6.2 million.

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

The Company's provision for loan losses was $4,600 for the quarter ended December 31, 1996 compared to $15,000 for the same quarter the prior year. The current quarter provision was due to a slight increase in non-performing loans from the prior quarter. Non-performing loans increased to $363,000 at December 31, 1996 from $351,000 at September 30, 1996.

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

NON-INTEREST INCOME. The Company's non-interest income was $37,000 for the quarter ended December 31, 1996 compared to $42,000 for the same quarter a year ago. The decrease was due to a decrease in fees realized on loans and services.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $191,000 for the quarter ended December 31, 1996 to $1.3 million from $1.1 million for the same quarter of 1995 due primarily to increases of $150,000 in compensation and related expenses, $39,000 in occupancy and equipment expense, and $36,000 in legal and accounting expenses. The increase in compensation was primarily due to Recognition and Retention Plan expense of $93,000, while the increase in legal expenses was primarily the result of the filing of the application for a charter change and the request for a private letter ruling regarding a return of capital distribution. These increases were partially offset by decreases in advertising of $30,000, and federal insurance premiums of $19,000.

PROVISION FOR INCOME TAXES. Tax expense for the quarter ended December 31, 1996 was $63,000 compared to $90,000 for the comparable quarter in 1995 due to a decrease in pre-tax income of $106,000.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At December 31, 1996, the Bank's liquidity ratio for regulatory purposes was 7.87%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1996 and September 30, 1996, cash and cash equivalents totaled $1.5 million and $1.2 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the three months ended December 31, 1996, deposits increased $1.0 million and the Bank's net (proceeds less repayments) financing activity with the FHLB decreased $1.6 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At December 31, 1996 the Company has outstanding loan commitments totaling $815,000 and outstanding commitments to purchase investment securities of $1.4 million.

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

At December 31, 1996, the Bank had tangible capital of $37.0 million, or 16.66% of adjusted total assets, which was approximately $33.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. The Bank had core capital equal to $37.0 million, or 16.66% of adjusted total assets at December 31, 1996, which was $30.3 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $37.3 million (including $37.0 million in core capital and $345,000 in qualifying supplementary capital) and risk-weighted assets of $74.5 million (including no converted off-balance sheet assets); or total risk-based capital of 50.09% of risk-weighted assets at December 31, 1996. This amount was $31.4 million above the 8% requirement in effect on that date.

                             NON-PERFORMING ASSETS

     The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collaterized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At December 31, 1996, the Company had no restructured loans or foreclosed assets.


                                                   December 31,      September 30,
                                                       1996               1996
                                                   ------------      -------------
                                                       (Dollars in Thousands)
Non-accruing loans:
 One- to four- family........................       $   98             $   99
 Multi-family................................          265                252
 Commercial real estate. ....................          ---                ---
 Consumer....................................          ---                ---
                                                      ----               ----
   Total.....................................          363                351
                                                      ----               ----

Total non-performing assets..................       $  363             $  351
                                                      ====               ====

Total as a percentage of total assets........          .15%               .15%
                                                      ====               ====


For the quarter ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $9,000.

In addition to the non-performing assets set forth in the table above, as of December 31, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

          None.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Computation of earnings per share (Exhibit 11 filed herewith) Financial Data Schedule (Exhibit 27 filed herewith)

          (b) The Company filed a Form 8-K on October 23, 1996 to report quarterly earnings. In addition, the Company filed an 8-K dated January 22, 1997 attaching (i) its press release announcing regulatory approval for the charter conversion of its subsidiary thrift to a national bank and (ii) attaching its press release announcing the Company's earnings for the quarter ended
               December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DAMEN FINANCIAL CORPORATION
                                   Registrant



DATE:  February 7, 1997


BY: /s/ Mary Beth Poronskky Stull
    ----------------------------------
    Mary Beth Poronsky Stull
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)




BY: /s/ Gerald J. Gartner
    ----------------------------------
    Gerald J. Gartner
    Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.              Description
-----------              -----------

  11           Statement regarding Computation of Earnings Per Share

  27           Financial Data Schedule

