Form 10-Q
period 1997-03-31
DAMEN FINANCIAL CORP
filed 1997-05-13
CIK 947223

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997


                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     ---------      ---------

                         Commission File Number 0-26574


                          DAMEN FINANCIAL CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                                     36-4029638
      --------                                                   ---------------
(State or other jurisdiction                                     I.R.S. Employer
   of incorporation or                                           Identification
     organization)                                                    Number



200 WEST HIGGINS ROAD, SCHAUMBURG, ILLINOIS                          60195
-------------------------------------------                         --------
(Address of Principal executive offices)                           (Zip Code)

Registrant telephone number, including area code:                (847) 882-5320
                                                                 --------------


    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---
    As of May 8, 1997 there were 3,246,720 shares of the Registrant's common stock issued and outstanding.

    Transitional Small Business Disclosure Format(check one):  Yes     No X
                                                                  ---    ---

                          DAMEN FINANCIAL CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.      FINANCIAL INFORMATION                                        PAGE
                                                                          ----

      Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at
                 March 31, 1997 (Unaudited) and September 30, 1996          4

                 Consolidated Statements of Earnings for the three and six months ended March 31, 1997 and 1996
                 (unaudited)                                                5

                 Consolidated Statements of Cash Flows for the six
                 months ended March 31, 1997 and 1996
                 (unaudited)                                                6

                 Notes to Unaudited Consolidated Financial
                 Statements                                                7-9

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10-14



Part II.     OTHER INFORMATION                                             15

             Signatures                                                    16

             Index to Exhibits                                             17

             Earnings Per Share Analysis(Exhibit 11)                       18

                         PART I - FINANCIAL INFORMATION

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                             March 31,    September 30,
                                                           ------------   --------------
                                                               1997            1996
                                                               ----            ----
Assets                                                      (unaudited)
------
Cash and amounts due from
  depository institutions                                $     514,183         170,034
Interest-bearing deposits                                    5,313,524       1,011,197
                                                            ----------      ----------
   Total cash and cash equivalents                           5,827,707       1,181,231
Investment securities (fair value: $1,830,700 at
  March 31, 1997 and $1,777,000 at September 30, 1996)       1,830,693       1,776,979
Investment securities, available for sale, at fair value    32,056,290      43,342,710
Mortgage-backed securities
  (fair value: $31,529,900 at March 31, 1997
  and $34,641,300 at September 30, 1996)                    32,534,068      35,503,531
Mortgage-backed securities, available for sale,
  at fair value                                             53,972,878      52,594,450
Loans receivable (net of allowance for
  loan losses: $347,000 at March 31, 1997 and
  $345,000 at September 30,1996)                            91,635,785      91,145,893
Stock in Federal Home Loan Bank of Chicago
  and Federal Reserve Bank of Chicago                        3,738,500       3,110,500
Accrued interest receivable                                  1,505,632       1,661,087
Office properties and equipment - net                        3,549,938       3,502,987
Prepaid expenses and other assets                              748,132         736,041
                                                           -----------     -----------

   Total assets                                            227,399,623     234,555,409
                                                           ===========     ===========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                   117,583,183     118,973,335
Borrowed money                                              61,500,000      59,600,000
Advance payments by borrowers for taxes
  and insurance                                                831,687         638,768
Other liabilities                                            1,644,263       2,473,435
                                                           -----------     -----------
   Total liabilities                                       181,559,133     181,685,538
                                                           -----------     -----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                -               -
Common stock, $.01 par value; authorized
  4,500,000 shares; 3,967,500 shares issued and
  3,246,720 shares outstanding at March 31, 1997
  and 3,770,117 shares outstanding at September 30, 1996        39,675          39,675
Additional paid-in capital                                  38,379,325      38,345,966
Retained earnings, substantially restricted                 21,662,220      21,131,170
Unrealized gain on securities available for sale,
  net of income taxes                                          102,679         167,679
Treasury stock, at cost (720,780 and 197,383 shares
  at March 31, 1997 and September 30, 1996)                (10,132,481)     (2,311,375)
Common stock acquired by Employee Stock Ownership Plan      (2,656,600)     (2,762,400)
Common stock awarded by Recognition and Retention Plan      (1,554,328)     (1,740,844)
                                                           -----------     -----------
   Total stockholders' equity                               45,840,490      52,869,871
                                                           -----------     -----------

   Total liabilities and stockholders' equity            $ 227,399,623     234,555,409
                                                           ===========     ===========




See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings

                                             Three Months Ended           Six Months Ended
                                                  March 31,                    March 31,
                                          ------------------------     -----------------------
                                             1997           1996          1997          1996
                                             ----           ----          ----          ----
                                                 (unaudited)                  (unaudited)
Interest income:
  Loans                                $  1,861,564      1,777,668     3,735,641     3,566,219
  Mortgage-backed securities              1,555,562      1,524,774     3,075,077     2,961,615
  Tax-exempt securities                     362,726        373,210       752,494       719,991
  Interest and dividends on
   other investments                        319,466        385,932       638,121       810,422
  Dividends on FHLB and FRB stock            54,915         42,896       109,646        88,461
                                          ---------      ---------     ---------     ---------
     Total interest income                4,154,233      4,104,480     8,310,979     8,146,708
                                          ---------      ---------     ---------     ---------

Interest expense:
  Deposits                                1,502,993      1,609,463     3,034,163     3,249,374
  Borrowings                                898,611        793,790     1,809,740     1,561,474
                                          ---------      ---------     ---------     ---------
     Total interest expense               2,401,604      2,403,253     4,843,903     4,810,848
                                          ---------      ---------     ---------     ---------

     Net interest income before
      provision for loan losses           1,752,629      1,701,227     3,467,076     3,335,860
Provision for loan losses                     2,000         22,000         6,618        37,000
                                          ---------      ---------     ---------     ---------
     Net interest income after
      provision for loan losses           1,750,629      1,679,227     3,460,458     3,298,860
                                          ---------      ---------     ---------     ---------

Non-interest income:
  Loan fees and service charges              11,709         31,544        30,380        52,717
  Gain (loss) on sale of:
     Mortgage-backed securities,
      available for sale                    (17,365)         7,829       (17,365)        7,829
     Investment securities,
      available for sale                    157,083           -          157,083          -
  Other income                               18,342         18,047        36,838        39,013
                                          ---------      ---------     ---------     ---------
     Total non-interest income              169,769         57,420       206,936        99,559
                                          ---------      ---------     ---------     ---------

Non-interest expense:
  Compensation, employee benefits, and
   related expenses                         636,246        485,220     1,364,072     1,063,331
  Advertising and promotion                 136,095         98,780       219,859       212,921
  Occupancy and equipment expense           199,638        168,568       395,671       325,658
  Data processing                            33,426         25,519        62,716        50,332
  Insurance expense                          17,313         17,016        34,626        34,032
  Federal insurance premiums                 19,381         74,463        76,442       150,445
  Legal, audit, and examination services     63,315         61,568       152,037       114,300
  Other operating expenses                   87,571         87,252       179,337       168,347
                                          ---------      ---------     ---------     ---------
     Total non-interest expense           1,192,985      1,018,386     2,484,760     2,119,366
                                          ---------      ---------     ---------     ---------

Net income before income taxes              727,413        718,261     1,182,634     1,279,053
Provision for federal and state
  income taxes                              169,121        127,000       232,001       216,600
                                          ---------      ---------     ---------     ---------

      Net income                       $    558,292        591,261       950,633     1,062,453
                                          =========      =========     =========     =========


Earnings per share - primary                  $ .16            .16           .27           .29
                                                ---            ---           ---           ---
Earnings per share - fully diluted              .16            .16           .27           .29
                                                ---            ---           ---           ---


Dividends declared per common share           $ .06            .00           .12           .00
                                                ---            ---           ---           ---





See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                              Six Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                             1997          1996
                                                                             ----          ----
                                                                                (unaudited)
Cash flows from operating activities:
  Net income                                                          $     950,633     1,062,453
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                                                           100,229        85,177
     Amortization of cost of stock benefit plans                            325,675       354,743
     Provision for loan losses                                                6,618        37,000
     Decrease in deferred loan income                                      (125,716)      (29,622)
     (Increase) decrease in prepaid and deferred federal
      and state income taxes                                                (66,274)      146,613
     (Gain) loss on sale of mortgage-backed securities,
      available for sale                                                     17,365        (7,829)
     Gain on sale of investment securities,
      available for sale                                                   (157,083)         -
     (Increase) decrease in accrued interest receivable                     155,455      (320,324)
     Increase (decrease) in accrued interest payable                         19,000      (329,800)
     (Increase) decrease in other assets                                     45,952        (7,751)
     Decrease in other liabilities                                         (780,733)     (481,767)
                                                                         ----------    ----------
Net cash provided by operating activities                                   491,121       508,893
                                                                         ----------    ----------

Cash flows from investing activities:
     Purchase of investment securities,
      available for sale                                                 (1,993,697)  (17,708,246)
     Purchase of investment securities                                      (97,492)      (97,953)
     Purchase of mortgage-backed securities, available for sale          (7,161,782)  (15,381,878)
     Purchase of mortgage-backed securities                                    -         (229,361)
     Proceeds from sales of investment securities, available for sale     9,472,341          -
     Proceeds from sales of mortgage-backed securities,
      available for sale                                                  1,816,256       726,777
     Proceeds from maturities of investment
      securities, available for sale                                      3,919,859     4,527,520
     Proceeds from maturities of investment securities                       43,778        37,282
     Proceeds from maturities of mortgage-backed
      securities, available for sale                                      3,884,312     4,313,650
     Proceeds from maturities of mortgage-backed securities               2,969,463     3,976,908
     Proceeds from redemption of Federal Home Loan Bank stock                  -          130,000
     Purchase of Federal Home Loan Bank and Federal Reserve Bank stock     (628,000)     (125,000)
     Disbursements for loans                                             (8,566,205)   (9,094,064)
     Loan repayments                                                      8,195,411     7,619,927
     Property and equipment expenditures                                   (147,180)      (76,796)
                                                                         ----------    ----------
Net cash provided by (for) investing activities                          11,707,064   (21,381,234)
                                                                         ----------    ----------

Cash flows from financing activities:
     Deposit receipts                                                    36,471,711    34,105,814
     Deposit withdrawals                                                (40,069,872)  (38,096,391)
     Interest credited to deposit accounts                                2,208,009     2,796,502
     Proceeds from borrowed money                                        91,100,000    79,600,000
     Repayment of borrowed money                                        (89,200,000)  (73,800,000)
     Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                               192,919    (1,977,292)
     Purchase of treasury stock                                          (7,821,106)         -
     Dividends paid on common stock                                        (433,370)         -
                                                                         ----------    ----------
Net cash provided by (for) financing activities                          (7,551,709)    2,628,633
                                                                         ----------    ----------

Increase (decrease) in cash and cash equivalents                          4,646,476   (18,243,708)
Cash and cash equivalents at beginning of period                          1,181,231    20,363,159
                                                                         ----------    ----------

Cash and cash equivalents at end of period                            $   5,827,707     2,119,451
                                                                         ==========    ==========

Cash paid during the period for:
     Interest                                                         $   4,824,903     5,140,648
     Income taxes                                                           279,000        71,229
                                                                         ==========     =========





See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

1. Statement of Information Furnished
-------------------------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three and six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Holding Company") and its consolidated subsidiaries Damen National Bank (the "Bank") and Dasch Inc. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Mutual to Stock Conversion
-----------------------------

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

3. Modified Dutch Auction Tender Offer
--------------------------------------

    Damen Financial Corporation purchased 523,397 common shares at a total cost of approximately $7,818,000 in a Modified Dutch Auction Tender Offer which was effective on March 31, 1997, and settled on April 3, 1997. The number of shares purchased by the Company represented approximately 13.9% of the shares outstanding prior to the transaction.

4. Earnings Per Share
---------------------

    Earnings per share for the three and six month periods ended March 31, 1997 and 1996 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

5. Charter Conversion
---------------------

    Damen Federal Bank for Savings received approval from the Office of the Comptroller of the Currency to convert its charter from a federal savings bank to a national bank. Effective February 27, 1997, the Bank converted to a national bank and changed its name to Damen National Bank.

6. Impact of New Accounting Standards
-------------------------------------

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

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the FASB issued SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company has adopted portions of SFAS 125 (those not deferred by SFAS 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS 125, management does not believe that adoption of the portions of SFAS 125 which have been deferred by SFAS 127 will have a material effect on the Company.

-------------------------------------------------

    ACCOUNTING FOR EARNINGS PER SHARE. In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings Per Share". This statement is intended to simplify the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS does not include potential dilution and is computed by dividing income available to common stockholders by the average number of common shares outstanding.

    Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to the fully diluted EPS currently used. The statement requires dual presentation of basic and diluted EPS by companies with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and will require restatement of all prior-period EPS data presented. The Company does not anticipate that this statement will have a material impact on its diluted earnings per share.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION
                              -------------------

                 MARCH 31, 1997 COMPARED TO SEPTEMBER 30, 1996.

Total assets decreased $7.2 million to $227.4 million as of March 31, 1997 from $234.6 million as of September 30, 1996. Interest-bearing deposits increased $4.3 million to $5.3 million as of March 31, 1997 as compared to $1.0 million at September 30, 1996. Investment securities available-for-sale decreased $11.3 million to $32.1 million at March 31, 1997 from $43.3 million at September 30, 1996 due primarily to sales and maturities of $13.4 million and a market value decrease of $158,000 exceeding purchases of $2.0 million. Investment sales were primarily completed in March, 1997 to provide funding for the Modified Dutch Auction Tender completed at the end of March, 1997. Mortgage-backed securities held to maturity decreased $3.0 million to $32.5 million at March 31, 1997 from $35.5 million at September 30, 1996 due primarily to repayments. Mortgage-backed securities available-for-sale increased $1.4 million to $54.0 million at March 31, 1997 from $52.6 million at September 30, 1996 due primarily to purchases of $7.2 million less a market value decrease of $148,000, repayments of $3.9 million, and sales of $1.8 million. Loans receivable increased $490,000 to $91.6 million at March 31, 1997 from $91.1 million at September 30, 1996 due primarily to new loan originations of $8.6 million exceeding repayments of $8.2 million.

Total deposits decreased $1.4 million to $117.6 million at March 31, 1997 from $119.0 million at September 30, 1996 due to savers seeking higher returns in alternative investments. FHLB advances increased $1.9 million to $61.5 million at March 31, 1997 from $59.6 million at September 30, 1996. The additional advances were used to offset net savings withdrawals.

Stockholders' equity decreased $7.0 million to $45.9 million at March 31, 1997 from $52.9 million at September 30, 1996 due primarily to the repurchase of 523,397 shares of the Company's stock at a cost of $7.8 million under a recently completed "Modified Dutch Auction Tender" and the payment of cash dividends totaling approximately $452,000, which were partially offset by net income of $951,000 for the six months ended March 31, 1997. At March 31, 1997, there were 3,246,720 shares of common stock outstanding.

                             RESULTS OF OPERATIONS
                             ---------------------

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

                    COMPARISON OF OPERATING RESULTS FOR THE
                    QUARTERS ENDED MARCH 31, 1997 AND 1996.
                              -------------------

NET INCOME. The Company's net income for the three months ended March 31, 1997 was $559,000 as compared to $591,000 for the same period in 1996, a decrease of $32,000. This decrease was due primarily to an increase in non-interest expense of $175,000, and an increase in income taxes of $42,000 partially offset by increases in net interest income of $51,000 and gains on the sales of investments available-for-sale of $132,000 during the quarter.

INTEREST INCOME. Total interest income for the quarter ended March 31, 1997 increased $49,000 to $4.2 million from $4.1 million a year ago due to an increase in the yield on average interest-earning assets to 7.31% from 7.14%, partially offset by a decrease in average interest-earning assets of $2.5 million to $227.3 million from $229.8 million.

INTEREST EXPENSE. The Company's interest expense remained unchanged at $2.4 million for the quarter ended March 31, 1997 compared to a year ago. The increase in average interest-bearing liabilities to $177.3 million at March 31, 1997 from $174.9 million a year ago was offset by a decrease in the average rate to 5.42% from 5.50%. The decrease in rates was primarily the result of certificates of deposits and borrowings being renewed at lower rates in the 1997 quarter. The increase in average interest bearing liabilities resulted from an increase in the average balance of borrowed money of $8.4 million partially offset by a decrease in the average balance of savings deposits of $6.0 million.

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

The Company's provision for loan losses was $2,000 for the quarter ended March 31, 1997 compared to $22,000 for the same quarter in the prior year. Non-performing loans increased to $451,000 from $363,000 at December 31, 1996.

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

NON-INTEREST INCOME. The Company's non-interest income was $170,000 for the quarter ended March 31, 1997 compared to $57,000 for the same quarter a year ago. The increase was due primarily to an increase of $132,000 in net realized gains on securities available-for-sale partially offset by a decrease in loan fees of $20,000 due to a reduction in loan fees charged and an increase in loan expenses primarily related to new home equity line of credit loans.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $175,000 for the quarter ended March 31, 1997 to $1.2 million from $1.0 million for the same quarter of 1996 due primarily to an increase of $151,000 in compensation and related expenses due to the introduction of the Recognition and Retention Plan in June, 1996 as well as increases in salaries and other benefits. In addition, advertising costs increased $37,000, and occupancy and equipment expense increased $31,000, partially offset by a decrease in Federal insurance premiums of $55,000 during the quarter.

PROVISION FOR INCOME TAXES. Tax expense for the quarter ended March 31, 1997 was $169,000 compared to $127,000 for the same quarter in 1996 due to a higher effective tax rate caused by a reduction in tax exempt securities.

                    COMPARISON OF OPERATION RESULTS FOR THE
                   SIX MONTHS ENDED MARCH 31, 1997 AND 1996.
                              --------------------

NET INCOME. The Company's net income for the six months ended March 31,1997 was $951,000 as compared to $1.1 million for the same period in 1996, or a decrease of $112,000. An increase in net interest income of $131,000, a reduction in the loan loss provision of $30,000 and an increase in net gains on the sale of investments available-for-sale of $132,000 was more than offset by an increase in non-interest expense of $365,000, a decrease in loan fees of $22,000 and an increase in income taxes of $15,000.

INTEREST INCOME. Total interest income for the six months ended March 31, 1997 increased $164,000 to $8.3 million from $8.1 million a year ago due primarily to an increase in the yield on average interest-earning assets of .16% to 7.32% from 7.16%.

INTEREST EXPENSE. The Company's interest expense increased $33,000 to $4.84 million for the six months ended March 31, 1997 from $4.81 million a year ago. The increase was due to an increase in average interest-bearing liabilities of $3.1 million to $176.8 million at March 31, 1997 from $173.7 million a year ago, partially offset by a decrease in the average rate to 5.48% from 5.54%. The decrease in rates was primarily the result of certificates of deposits and borrowed money being renewed at lower rates. The increase in average interest-bearing liabilities resulted from an increase in the average balance of borrowed money of $9.4 million partially offset by a decrease in the average balance of savings deposits of $6.3 million.

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

The Company's provision for loan losses was $7,000 for the six months ended March 31, 1997 compared to $37,000 for the same period in the prior year. The prior year's six month provision was greater due to an increase in mortgage loan balances and an increase in non-performing loans from $65,000 to $337,000.

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

NON-INTEREST INCOME. The Company's non-interest income increased $107,000 for the six months ended March 31, 1997 to $207,000 from $100,000 for the same period one year ago. The increase was due primarily to an increase of $132,000 in net realized gains on the sale of investments available-for-sale which was partially offset by a decrease of $22,000 in loan fees and service charges.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $365,000 for the six months ended March 31, 1997 to $2.5 million from $2.1 million for the same period one year ago due primarily to an increase of $301,000 in compensation and related expenses, primarily as a result of the introduction of the Company's Recognition and Retention Plan in June of 1996. In addition, occupancy and equipment costs increased $69,000 and legal and accounting expenses increased $38,000. These additional expenses were partially offset by a reduction of $74,000 in Federal insurance premiums.

PROVISION FOR INCOME TAXES. Tax expense for the six months ended March 31, 1997 increased $15,000 to $232,000 compared to $217,000 for the comparable period in 1996. The increased expense was due to a higher effective tax rate due to a reduction of tax exempt securities from the year ago period.

                        LIQUIDITY AND CAPITAL RESOURCES
                              -------------------

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

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1997 and September 30, 1996, cash and cash equivalents totaled $5.8 million and $1.2 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the six months ended March 31, 1997, deposits decreased $1.4 million and the Bank's net (proceeds less repayments) financing activity with the FHLB increased $1.9 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At March 31, 1997 the Company has outstanding loan commitments totaling $1,014,000, and unused lines of credit granted totaling $823,000.

The Bank is subject to the capital regulations of the Office of the Comptroller of the Currency ("OCC"). The OCC's regulations establish two capital standards
for national banks:   a leverage requirement and a risk-based capital
requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital", provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Management of the Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the Bank's capital requirement if adopted as proposed.

At March 31, 1997, the Bank had Tier 1 capital of $37.5 million or 16.9% of adjusted total assets and Tier 2 capital of $37.8 million or 49.3% of total risk-weighted assets.

                             NON-PERFORMING ASSETS
                              -------------------

    The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collaterized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At March 31, 1997, the Company had no restructured loans or foreclosed assets.

                                                     March 31,       September 30,
                                                       1997               1996
                                                   ------------      -------------
                                                       (Dollars in Thousands)
Non-accruing loans:
 One- to four- family........................      $   184           $     99
 Multi-family................................          267                252
 Commercial real estate. ....................          ---                ---
 Consumer....................................          ---                ---
                                                      ----               ----
   Total.....................................          451                351
                                                      ----               ----

Total non-performing assets..................      $   451           $    351
                                                      ====               ====

Total as a percentage of total assets........          .20%               .15%
                                                       ===                ===

For the six months ended March 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                    IMPACT OF INFLATION AND CHANGING PRICES
                              -------------------

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

                              RECENT DEVELOPMENTS
                              -------------------

On April 1, 1997, Damen Financial Corporation announced the appointment of Nicholas J. Raino to its Board of Directors effective April 1, 1997. Mr. Raino has been appointed to fill the unexpired term of Dr. Mark Guinan who retired from the Board.

In addition, on April 21, 1997 the Board of Directors approved a cash dividend of $.06 per share to be payable May 15, 1997 to shareholders of record on April 30, 1997.

In February 1997, the Bank hired Mr. David M. Wattenberg as Vice President - Commercial Lending in anticipation of establishing a commercial lending and commercial checking program. Mr. Wattenberg has over twenty-five years of commercial lending experience.

                          PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS
         -----------------

         None.

Item 2.  CHANGES IN SECURITIES
         ---------------------

             None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

             None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders (the "Meeting") of Damen Financial Corporation was held February 21, 1997 at 10:30 AM at the Schaumburg Golf Club located at 401 N. Rosell Road, Schaumburg, Illinois.

         (b) Proxies for the meeting were solicited pursuant to Section 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

         (c)   The following are the results of each matter voted upon at the
               Meeting:

               (I)     The election of Directors:


                                                                               Broker
                                                       For       Withheld     Non-Vote
                                                       ---       --------     --------
                       Mary Beth Poronsky Stull    3,412,320      82,895          0
                       Janine M. Poronsky          3,412,520      82,695          0

                       The continuing Directors are:

                                                                 Expiration
                                                                 of Term as
                                                                  Director
                                                                 ----------

                       Carol A. Diver                               1998
                       Nicholas J. Raino                            1998
                       Edward R. Tybor                              1999
                       Charles J. Caputo                            1999

              (ii)     The ratification of the appointment of Cobitz, VandenBerg &
                       Fennessy as auditor for the Company for the fiscal year ended
                       September 30, 1997:

                       Votes For:               3,455,083
                                                ---------
                       Votes Against:              34,747
                                                ---------
                       Abstentions:                 5,385
                                                ---------
                       Broker Non-Votes:           -0-
                                                ---------

Item 5.  OTHER INFORMATION
         -----------------

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Computation of earnings per share (Exhibit 11 filed herewith)

         (b) The Company filed an 8-K dated January 22, 1997 attaching (I) its press release announcing regulatory approval for the charter conversion of its subsidiary thrift to a national bank and (ii) attaching its press release announcing the Company's earnings for the quarter ended December 31, 1996.

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



DATE:  May 8, 1997


BY: /s/ Mary Beth Poronsky Stull
    ----------------------------
    Mary Beth Poronsky Stull
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)




BY: /s/ Gerald J. Gartner
    ----------------------------
    Gerald J. Gartner
    Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.
-----------

  11          Statement regarding Computation of Earnings Per Share



  27          Financial Data Schedule