Form 10-Q
period 1997-06-30
DAMEN FINANCIAL CORP
filed 1997-08-14
CIK 947223

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1997


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

     As of August 8, 1997 there were 3,226,720 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Business Disclosure Format(check one):  Yes     No X
                                                                   ---    ---

                          DAMEN FINANCIAL CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----

 Item 1.  Financial Statements

            Consolidated Statements of Financial Condition at
            June 30, 1997 (Unaudited) and September 30, 1996              4

            Consolidated Statements of Earnings for the three
            and nine months ended June 30, 1997 and 1996
            (unaudited)                                                   5

            Consolidated Statements of Cash Flows for the nine
            months ended June 30, 1997 and 1996
            (unaudited)                                                   6

            Notes to Unaudited Consolidated Financial
             Statements                                                   7-9

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-14



Part II.  OTHER INFORMATION                                               15


          Signatures                                                      16

          Index to Exhibits                                               17

          Earnings Per Share Analysis (Exhibit 11)                        18

          Financial Data Schedule (Exhibit 27)                            19

                         PART I - FINANCIAL INFORMATION

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                                                    June 30,    September 30,
                                                                                 ------------    --------------
                                                                                      1997            1996
                                                                                      ----            ----
Assets                                                                            (unaudited)
------
Cash and amounts due from
  depository institutions                                                      $     534,001         170,034
Interest-bearing deposits                                                          2,964,459       1,011,197
                                                                                 -----------      ----------
   Total cash and cash equivalents                                                 3,498,460       1,181,231
Investment securities (fair value:  $1,850,700 at
  June 30, 1997 and $1,777,000 at September 30, 1996)                              1,850,751       1,776,979
Investment securities, available for sale, at fair value                          34,124,221      43,342,710
Mortgage-backed securities
  (fair value:  $30,474,400 at June 30, 1997
  and $34,641,300 at September 30, 1996)                                          30,957,660      35,503,531
Mortgage-backed securities, available for sale,
  at fair value                                                                   54,131,177      52,594,450
Loans receivable (net of allowance for
  loan losses:  $377,000 at June 30, 1997 and
  $345,000 at September 30,1996)                                                  95,250,969      91,145,893
Stock in Federal Home Loan Bank of Chicago
  and Federal Reserve Bank of Chicago                                              3,698,500       3,110,500
Accrued interest receivable                                                        1,406,155       1,661,087
Office properties and equipment - net                                              3,498,354       3,502,987
Prepaid expenses and other assets                                                    575,700         736,041
                                                                                 -----------     -----------

   Total assets                                                                  228,991,947     234,555,409
                                                                                 ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                                         120,325,676     118,973,335
Borrowed money                                                                    58,500,000      59,600,000
Advance payments by borrowers for taxes
  and insurance                                                                    1,717,153         638,768
Other liabilities                                                                  1,802,236       2,473,435
                                                                                 -----------     -----------
   Total liabilities                                                             182,345,065     181,685,538
                                                                                 -----------     -----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                                         -               -
Common stock, $.01 par value; authorized
  4,500,000 shares; 3,967,500 shares issued and
  3,226,720 shares outstanding at June 30, 1997
  and 3,770,117 shares outstanding at September 30, 1996                              39,675          39,675
Additional paid-in capital                                                        38,429,423      38,345,966
Retained earnings, substantially restricted                                       21,774,860      21,131,170
Unrealized gain on securities available for sale,
  net of income taxes                                                                882,679         167,679
Treasury stock, at cost (740,780 and 197,383 shares
  at June 30, 1997 and September 30, 1996)                                       (10,414,986)     (2,311,375)
Common stock acquired by Employee Stock Ownership Plan                            (2,603,700)     (2,762,400)
Common stock awarded by Recognition and Retention Plan                            (1,461,069)     (1,740,844)
                                                                                 -----------     -----------
   Total stockholders' equity                                                     46,646,882      52,869,871
                                                                                  -----------     -----------

   Total liabilities and stockholders' equity                                  $ 228,991,947     234,555,409
                                                                                 ===========     ===========




See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                                              Three Months Ended            Nine Months Ended
                                                    June 30,                      June 30,
                                           ------------------------     -------------------------
                                              1997           1996           1997           1996
                                              ----           ----           ----           ----
                                                  (unaudited)                   (unaudited)
Interest income:
  Loans                                  $ 1,929,330      1,806,199      5,664,971      5,372,418
  Mortgage-backed securities               1,505,616      1,544,360      4,580,693      4,505,975
  Tax-exempt securities                      322,718        399,232      1,075,212      1,119,223
  Interest and dividends on
   other investments                         264,356        379,720        902,477      1,190,142
  Dividends on FHLB and FRB stock             61,210         44,016        170,856        132,477
                                           ---------      ---------     ----------     ----------
     Total interest income                 4,083,230      4,173,527     12,394,209     12,320,235
                                           ---------      ---------     ----------     ----------

Interest expense:
  Deposits                                 1,526,802      1,612,739      4,560,965      4,862,113
  Borrowings                                 934,425        794,333      2,744,165      2,355,807
                                           ---------      ---------     ----------     ----------
     Total interest expense                2,461,227      2,407,072      7,305,130      7,217,920
                                           ---------      ---------     ----------     ----------

     Net interest income before
      provision for loan losses            1,622,003      1,766,455      5,089,079      5,102,315
Provision for loan losses                     30,000         15,000         36,618         52,000
                                           ---------      ---------     ----------     ----------
     Net interest income after
      provision for loan losses            1,592,003      1,751,455      5,052,461      5,050,315
                                           ---------      ---------     ----------     ----------

Non-interest income:
  Loan fees and service charges                5,947         33,092         36,327         85,809
  Gain (loss) on sale of:
     Mortgage-backed securities,
      available for sale                        -              -           (17,365)         7,829
     Investment securities,
      available for sale                        -            59,823        157,083         59,823
  Other income                                17,597         17,102         54,435         56,115
                                           ---------      ---------     ----------     ----------
     Total non-interest income                23,544        110,017        230,480        209,576
                                           ---------      ---------     ----------     ----------

Non-interest expense:
  Compensation, employee benefits, and
   related expenses                          659,260        503,138      2,023,332      1,566,469
  Advertising and promotion                  175,134        130,645        394,993        343,566
  Occupancy and equipment expense            206,325        167,779        601,996        493,437
  Data processing                             28,683         23,590         91,399         73,922
  Insurance expense                           17,313         18,936         51,939         52,968
  Federal insurance premiums                  19,382         71,907         95,824        222,352
  Legal, audit, and examination services      64,599         95,480        216,636        209,780
  Other operating expenses                    88,801         95,652        268,138        263,999
                                           ---------      ---------     ----------     ----------
     Total non-interest expense            1,259,497      1,107,127      3,744,257      3,226,493
                                           ---------      ---------     ----------     ----------

Net income before income taxes               356,050        754,345      1,538,684      2,033,398
Provision for federal and state
  income taxes                                64,546        129,400        296,547        346,000
                                           ---------      ---------     ----------     ----------

      Net income                         $   291,504        624,945      1,242,137      1,687,398
                                           =========      =========     ==========     ==========


Earnings per share - primary             $     .10            .17            .37            .46
                                               ---            ---            ---            ---
Earnings per share - fully diluted             .10            .17            .37            .46
                                               ---            ---            ---            ---


Dividends declared per common share      $     .06            .06            .18            .06
                                               ---            ---            ---            ---





See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                       1997          1996
                                                                                       ----          ----
                                                                                          (unaudited)
Cash flows from operating activities:
  Net income                                                                    $   1,242,137     1,687,398
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                                                                     149,516       130,966
     Amortization of cost of stock benefit plans                                      521,932       447,373
     Provision for loan losses                                                         36,618        52,000
     Decrease in deferred loan income                                                (233,591)      (63,991)
     (Increase) decrease in prepaid and deferred federal
      and state income taxes                                                         (107,018)      218,091
     (Gain) loss on sale of mortgage-backed
      securities, available for sale                                                   17,365        (7,829)
     Gain on sale of investment securities, available for sale                       (157,083)      (59,823)
     (Increase) decrease in accrued interest receivable                               254,932      (225,160)
     Decrease in accrued interest payable                                             (19,000)     (302,000)
     (Increase) decrease in other assets                                               33,066      (175,634)
     Decrease in other liabilities                                                   (698,800)     (344,823)
                                                                                  -----------    ----------
Net cash provided by operating activities                                           1,040,074     1,356,568
                                                                                  -----------    ----------

Cash flows from investing activities:
     Purchase of investment securities,
      available for sale                                                           (3,826,592)  (18,553,246)
     Purchase of investment securities                                               (172,481)     (220,785)
     Purchase of mortgage-backed securities, available for sale                    (8,173,518)  (19,643,260)
     Purchase of mortgage-backed securities                                              -         (229,361)
     Proceeds from sales of investment securities, available for sale               9,472,341       363,500
     Proceeds from sales of mortgage-backed securities,
      available for sale                                                            1,816,256       726,777
     Proceeds from maturities of investment
      securities, available for sale                                                4,194,823     4,526,813
     Proceeds from maturities of investment securities                                 98,709        67,393
     Proceeds from maturities of mortgage-backed
      securities, available for sale                                                5,550,749     6,799,685
     Proceeds from maturities of mortgage-backed securities                         4,545,871     5,610,124
     Proceeds from redemption of Federal Home Loan Bank stock                          55,500       130,000
     Purchase of Federal Home Loan Bank and Federal Reserve Bank stock               (643,500)     (260,000)
     Disbursements for loans originated and purchased                             (17,222,091)  (15,327,348)
     Loan repayments                                                               13,313,988    12,107,480
     Property and equipment expenditures                                             (144,883)     (332,689)
                                                                                  -----------   -----------
Net cash provided by (for) investing activities                                     8,865,172   (24,234,917)
                                                                                  -----------   -----------

Cash flows from financing activities:
     Deposit receipts                                                              57,039,136    51,611,394
     Deposit withdrawals                                                          (59,012,786)  (56,734,996)
     Interest credited to deposit accounts                                          3,325,991     4,009,535
     Proceeds from borrowed money                                                 139,700,000   114,200,000
     Repayment of borrowed money                                                 (140,800,000) (105,700,000)
     Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                                       1,078,385    (1,131,666)
     Purchase of RRP stock                                                               -       (1,865,187)
     Purchase of treasury stock                                                    (8,103,611)         -
     Dividends paid on common stock                                                  (815,132)         -
                                                                                  -----------   -----------
Net cash provided by (for) financing activities                                    (7,588,017)    4,389,080
                                                                                  -----------   -----------

Increase (decrease) in cash and cash equivalents                                    2,317,229   (18,489,269)
Cash and cash equivalents at beginning of period                                    1,181,231    20,363,159
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                      $   3,498,460     1,873,890
                                                                                  ===========   ===========

Cash paid during the period for:
     Interest                                                                   $   7,324,130     7,519,920
     Income taxes                                                                     350,142       210,229
                                                                                  ===========   ===========





See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

1. Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and nine months ended June 30, 1997 and 1996 and cash flows for the nine months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Holding Company") and its consolidated subsidiaries Damen National Bank (the"Bank") and Dasch Inc. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. Earnings Per Share

     Earnings per share for the three and nine month periods ended June 30, 1997 and 1996 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

5. Charter Conversion

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

     DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

                 JUNE 30, 1997 COMPARED TO SEPTEMBER 30, 1996.


Total assets decreased $5.6 million to $229.0 million as of June 30, 1997 from $234.6 million as of September 30, 1996. Interest-bearing deposits increased $2.0 million to $3.0 million as of June 30, 1997 as compared to $1.0 million at September 30, 1996. Investment securities available-for-sale decreased $9.2 million to $34.1 million at June 30, 1997 from $43.3 million at September 30, 1996 due primarily to sales and maturities of $13.7 million exceeding a market value increase of $465,000 and purchases of $3.8 million. Investment sales were primarily completed in March, 1997 to provide funding for the Modified Dutch Auction Tender completed at the end of March, 1997. Mortgage-backed securities held to maturity decreased $4.5 million to $31.0 million at June 30, 1997 from $35.5 million at September 30, 1996 due primarily to repayments. Mortgage-backed securities available-for-sale increased $1.5 million to $54.1 million at June 30, 1997 from $52.6 million at September 30, 1996 due primarily to purchases of $8.2 million and a market value increase of $748,000, exceeding repayments of $5.6 million, and sales of $1.8 million. Loans receivable increased $4.1 million to $95.2 million at June 30, 1997 from $91.1 million at September 30, 1996 due primarily to new loan originations of $17.0 million and loan purchases of 218,000 exceeding repayments of $13.3 million. Loan originations consisted primarily of mortgage loans and home equity line of credit loans, and increased due to promotions and favorable interest rates.

Total deposits increased $1.3 million to $120.3 million at June 30, 1997 from $119.0 million at September 30, 1996. The increase was primarily due to interest credited. FHLB advances decreased $1.1 million to $58.5 million at June 30, 1997 from $59.6 million at September 30, 1996. The reduced advances were the result of cash flows from increased savings deposits.

Stockholders' equity decreased $6.2 million to $46.7 million at June 30, 1997 from $52.9 million at September 30, 1996 due primarily to the repurchase of 543,397 shares of the Company's stock at a cost of $8.1 million and the payment of cash dividends totaling approximately $647,000, which were partially offset by net income of $1.2 million for the nine months ended June 30, 1997 and an increase in net unrealized gains of $715,000. At June 30, 1997, there were 3,226,720 shares of common stock outstanding.

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

                    COMPARISON OF OPERATING RESULTS FOR THE
                     QUARTERS ENDED JUNE 30, 1997 AND 1996.

NET INCOME. The Company's net income for the three months ended June 30, 1997 was $292,000 as compared to $625,000 for the same period in 1996, a decrease of $333,000. This decrease was due primarily to a decrease in net interest income of $144,000, a decrease in gains on the sale of investments available-for-sale of $60,000 and an increase in non-interest expense of $152,000, partially offset by a decrease in income taxes of $65,000.

INTEREST INCOME. Total interest income for the quarter ended June 30, 1997 decreased $91,000 to $4.1 million from $4.2 million a year ago due to a decrease in average interest-earning assets of $7.0 million to $220.4 million from $227.4 million, partially offset by an increase in the yield on average interest-earning assets to 7.41% from 7.34%.

INTEREST EXPENSE. The Company's interest expense increased $54,000 for the quarter ended June 30, 1997 compared to a year ago due to an increase in average interest-bearing liabilities to $178.4 million at June 30, 1997 from $174.3 million a year ago, while the average interest rate remained constant at 5.52%. The increase in average interest bearing liabilities resulted from an increase in the average balance of borrowed money of $10.9 million partially offset by a decrease in the average balance of savings deposits of $6.8 million.

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

The Company's provision for loan losses was $30,000 for the quarter ended June 30, 1997 compared to $15,000 for the same quarter in the prior year. Non-performing loans increased to $654,000 from $451,000 at March 31, 1997.

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

NON-INTEREST INCOME. The Company's non-interest income was $24,000 for the quarter ended June 30, 1997 compared to $110,000 for the same quarter a year ago. The decrease was due primarily to a decrease of $60,000 in net realized gains on securities available-for-sale and a decrease in loan fees of $27,000 due to a reduction in loan fees charged and an increase in loan expenses primarily related to new home equity line of credit loans and commercial loans.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $152,000 for the quarter ended June 30, 1997 to $1.3 million from $1.1 million for the same quarter of 1996 due primarily to an increase of $156,000 in compensation and related expenses due to the introduction of the Recognition and Retention Plan in June, 1996 as well as increases in salaries and other benefits. In addition, advertising costs increased $44,000, and occupancy and equipment expense increased $38,000, partially offset by a decrease in Federal insurance premiums of $53,000 and a decrease in professional fees of $30,000 during the quarter.

PROVISION FOR INCOME TAXES. Tax expense for the quarter ended June 30, 1997 was $65,000 compared to $129,000 for the same quarter in 1996 due to a decrease in pre-tax income.

                    COMPARISON OF OPERATION RESULTS FOR THE
                   NINE MONTHS ENDED JUNE 30, 1997 AND 1996.

NET INCOME. The Company's net income for the nine months ended June 30,1997 was $1.2 million as compared to $1.7 million for the same period in 1996, or a decrease of $445,000. An increase in net gains on the sale of investments available-for-sale of $72,000 and a decrease in income taxes of $50,000 was more than offset by an increase in non-interest expense of $518,000, and a decrease in loan fees of $49,000.

INTEREST INCOME. Total interest income for the nine months ended June 30, 1997 increased $74,000 to $12.4 million from $12.3 million a year ago due primarily to an increase in the yield on average interest-earning assets of .12% to 7.35% from 7.23%, partially offset by a decrease in average interest-earning assets of $2.5 million.

INTEREST EXPENSE. The Company's interest expense increased $87,000 to $7.3 million for the nine months ended June 30, 1997 from $7.2 million a year ago. The increase was due to an increase in average interest-bearing liabilities of $5.3 million to $177.4 million at June 30, 1997 from $172.1 million a year ago, partially offset by a decrease in the average rate to 5.49% from 5.60%. The decrease in rates was primarily the result of certificates of deposits and borrowed money being renewed at lower rates. The increase in average interest-bearing liabilities resulted from an increase in the average balance of borrowed money of $11.9 million partially offset by a decrease in the average balance of savings deposits of $6.6 million.

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

The Company's provision for loan losses was $37,000 for the nine months ended June 30, 1997 compared to $52,000 for the same period in the prior year. The prior year's nine month provision was greater due to an increase in mortgage loan balances and an increase in non-performing loans from $65,000 at September 30, 1995 to $470,000 at June 30, 1996.

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

NON-INTEREST INCOME. The Company's non-interest income increased $21,000 for the nine months ended June 30, 1997 to $230,000 from $209,000 for the same period one year ago. The increase was due primarily to an increase of $72,000 in net realized gains on the sale of investments available-for-sale which was partially offset by a decrease of $49,000 in loan fees and service charges.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $518,000 for the nine months ended June 30, 1997 to $3.7 million from $3.2 million for the same period one year ago due primarily to an increase of $457,000 in compensation and related expenses, primarily as a result of the introduction of the Company's Recognition and Retention Plan in June of 1996. In addition, occupancy and equipment costs increased $109,000 and advertising expenses increased $51,000. These additional expenses were partially offset by a reduction of $126,000 in Federal insurance premiums.

PROVISION FOR INCOME TAXES. Tax expense for the nine months ended June 30, 1997 decreased $50,000 to $296,000 compared to $346,000 for the comparable period in 1996. The decreased expense was due to a decrease in pre-tax income.

                        LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of funds are deposits and borrowings, amortization and prepayments of loan principal and mortgage-backed securities, maturities of investment securities and income from operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition.
The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships, where practicable.

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1997 and September 30, 1996, cash and cash equivalents totaled $3.5 million and $1.2 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the nine months ended June 30, 1997, deposits increased $1.3 million and the Bank's net (proceeds less repayments) financing activity with the FHLB decreased $1.1 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 1997 the Company has outstanding loan commitments totaling $1,453,000, and unused lines of credit granted totaling $1,275,000.

The Bank is subject to the capital regulations of the Office of the Comptroller of the Currency ("OCC"). The OCC's regulations establish two capital standards
for national banks:   a leverage requirement and a risk-based capital
requirement. In addition, the OCC may, on a case-by- case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

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

At June 30, 1997, the Bank had Tier 1 capital of $38.8 million or 17.4% of adjusted total assets and Tier 2 capital of $39.1 million or 44.8% of total risk-weighted assets.

                             NON-PERFORMING ASSETS

 The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collaterized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At June 30, 1997, the Company had no restructured loans or foreclosed assets.

                                                     June 30,       September 30,
                                                       1997               1996
                                                   ------------      -------------
                                                       (Dollars in Thousands)
Non-accruing loans:
 One-to-four family..........................       $  385             $   99
 Multi-family................................          269                252
 Commercial real estate. ....................          ---                ---
 Consumer....................................          ---                ---
                                                      ----               ----
   Total.....................................          654                351
                                                      ----               ----

Total non-performing assets..................       $  654             $  351
                                                      ====               ====

Total as a percentage of total assets........          .29%               .15%
                                                       ===                ===

For the nine months ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $32,000.

In addition to the non-performing assets set forth in the table above, as of June 30, 1997, there were ten loans to one borrower with unpaid balances totaling $933,000 which were delinquent one month. Subsequently, as of July 31, 1997, six of these loans totaling $372,000 were delinquent two months, while the remaining four loans totaling $559,000 remained one month delinquent. These loans are secured by seventeen properties (primarily small apartment buildings), of which nine are currently listed for sale. Management does not anticipate any significant loss in the ultimate collection of these loans. There were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

In addition, on July 15, 1997 the Board of Directors approved a cash dividend of $.06 per share to be payable August 15, 1997 to shareholders of record on July 31, 1997.

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

           (b) The Company filed a Form 8-K on April 22, 1997 to report quarterly earnings.

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



DATE:  August 8, 1997


BY: /s/ Mary Beth Poronsky Stull
    ----------------------------
    Mary Beth Poronsky Stull
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)




BY: /s/ Gerald J. Gartner
    ----------------------------
    Gerald J. Gartner
    Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                                         Page No.
-----------                                                         --------

   11    Statement regarding Computation of Earnings Per Share         18

   27    Financial Data Schedule                                       19