Form 10-K
period 1997-09-30
DAMEN FINANCIAL CORP
filed 1997-12-29
CIK 947223

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended September 30, 1997

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

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 12, 1997, there were issued and outstanding 3,119,187 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 12, 1997 was approximately $43,447,422. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART II of Form 10-K--Annual Report to Stockholders for the fiscal year ended September 30, 1997.

PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 for the fiscal year ended September 30, 1997.

================================================================================

                                     PART I

Item 1.           Business

General

         Damen Financial Corporation, a Delaware corporation ("DFC" or the "Company"), was formed in 1995 at the direction of Damen Federal Savings Bank (the "Savings Bank") for the purpose of becoming a savings and loan holding company and owning all of the outstanding stock of the Savings Bank issued on September 29, 1995 in connection with the Savings Bank's conversion from the mutual to stock form of organization (the "Conversion"). The Company issued 3,967,500 shares of Common Stock at $10.00 per share in the Conversion. On February 27, 1997, the Savings Bank converted from a federal savings association to a national bank (the "Bank Conversion"), and in connection therewith changed its name to Damen National Bank ("Damen" or the "Bank"). Upon consummation of the Bank Conversion, the Company de- registered as a savings and loan holding company and registered as a bank holding company.

         At September 30, 1997, the Company had total assets of $231.1 million, deposits of $125.7 million and stockholders' equity of $45.9 million. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "DFIN." Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         The Bank was originally chartered in 1916 to service a primarily Slovak community on Chicago's South Side and became a federal savings bank in 1990. The Company serves the financial needs of communities in its market area through its main office located in Schaumburg, Illinois and two branch offices located in Chicago and Burbank, Illinois.

         The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one- to four-family residential mortgage loans and, to a much lesser extent, multi-family, commercial real estate and consumer loans primarily in its market area. See " - Lending Activities." At September 30, 1997, $79.6 million, or 80.24% of the Damen's total loan portfolio consisted of residential one- to four-family mortgage loans.

         The Company also invests in mortgage-backed and related securities and investment securities and other permissible investments. See " - Investment Securities" and " - Mortgage- Backed and Related Securities."

         The executive offices of the Company and the Bank are located at 200 West Higgins Road, Schaumburg, Illinois 60195-3788, and the telephone number at that address is (847) 882-5320.

Forward-Looking Statements

         When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

         General. With the exception of a loan from the Company to its Employee Stock Ownership Plan, all of the Company's consolidated lending activities are conducted through the Bank. The principal lending activity of the Bank is originating for its portfolio primarily fixed-rate mortgage loans secured by one- to four-family residences located primarily in Damen's market area. In addition, in order to provide more comprehensive financial services in its market area, the Bank also originates a limited amount of multi-family, commercial real estate and consumer loans, primarily in its market area. See " - Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities." At September 30, 1997, the Bank's total loans receivable, net, totaled $97.2 million.

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

         Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                       September 30,
                                 ---------------------------------------------------------------------------------
                                          1997                     1996                        1995
                                 --------------------- -------------------------- --------------------------------
                                   Amount     Percent      Amount        Percent     Amount           Percent
                                   ------     -------      ------        -------     ------           -------
                                                        (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...........   $79,586      80.24%     $77,725         83.09%    $75,471            83.56%
 Multi-family..................    12,237      12.34       12,239         13.08      12,060            13.35
 Commercial....................     4,573       4.61        3,317          3.55       2,598             2.88
 Construction..................       529        .53          ---           ---         ---              ---
                                 --------    --------  ----------      --------    --------         --------
  Total real estate loans......    96,925      97.72%      93,281         99.72%     90,129            99.79%
                                  -------     ------     --------        ------     -------           ------
Other Loans:
 Consumer Loans:
  Secured lines of credit......     2,010       2.03          ---           ---         ---             ---
  Deposit account..............       227        .23          260           .28         188             .21
  Other........................        24        .02          ---           ---         ---             ---
                                ---------    -------   ----------      --------    --------         -------
  Total consumer loans.........     2,261       2.28%         260           .28%        188             .21%
                                 --------    -------     --------       -------     -------          ------
  Total loans..................    99,186     100.00%      93,541        100.00%     90,317          100.00%
                                              ======                     ======                      ======
Less:
 Loans in process..............       338                     466                       792
 Deferred fees and discounts...     1,272                   1,584                     1,694
 Allowance for losses..........       332                     345                       275
                                ---------                --------                   -------
  Total loans receivable, net..   $97,244                 $91,146                   $87,556
                                  =======                 =======                   =======

                                                  November 30,
                                ----------------------------------------------
                                          1994                       1993
                                ----------------------  ----------------------
                                  Amount      Percent       Amount     Percent
                                              (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...........  $76,736       84.71%      $77,460      86.41%
 Multi-family..................   11,218       12.38        10,171      11.34
 Commercial....................    2,473        2.73         1,802       2.01
 Construction..................      ---         ---           ---        ---
                                --------     -------     ---------    -------
  Total real estate loans......   90,427       99.82%       89,433      99.76%
                                 -------       -----       -------      -----
Other Loans:
 Consumer Loans:
  Secured lines of credit......      ---         ---           ---        ---
  Deposit account..............      167         .18           219        .24
  Other........................      ---         ---           ---        ---
                                --------    --------     ---------   --------
  Total consumer loans.........      167         .18%          219        .24%
                                --------     -------      --------    -------
  Total loans..................   90,594      100.00%       89,652     100.00%
                                              ======                   ======
Less:
 Loans in process..............      527                     3,007
 Deferred fees and discounts...    1,717                     1,706
 Allowance for losses..........      125                       125
                                --------                  --------
  Total loans receivable, net..  $88,225                   $84,814
                                 =======                   =======

         The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                          September 30,                                    November 30,
                                 ------------------------------------------------------------ --------------------------------------
                                        1997                  1996                1995                1994               1993
                                 ------------------ --------------------- ------------------- ------------------ -------------------
                                  Amount    Percent     Amount    Percent   Amount    Percent   Amount   Percent    Amount   Percent
                                  ------    -------     ------    -------   ------    -------   ------   -------    ------   -------
                                                                      (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family........... $79,440     80.09%    $77,577     82.93%  $75,321     83.40%  $76,509    84.45%   $76,857    85.73%
  Multi-family..................  12,237     12.34      12,239     13.08    12,060     13.35    11,218    12.38     10,171    11.34
  Commercial real estate........   4,573      4.61       3,317      3.55     2,598      2.88     2,473     2.73      1,802     2.01
  Construction..................     529       .53         ---       ---       ---       ---       ---      ---        ---      ---
                                 -------   -------   ---------  --------   -------  --------    ------  -------   --------  -------
   Total real estate loans......  96,779     97.57      93,133     99.56%   89,979     99.63    90,200    99.56     88,830    99.08
                                  ------    ------     -------    ------
 Consumer.......................     227       .23         260       .28       188       .21       167      .18        219      .24
                                 -------   -------    --------   -------  --------   -------   -------  -------  ---------   ------
   Total fixed-rate loans.......  97,006     97.80      93,393     99.84    90,167     99.84    90,367    99.74     89,049    99.32
                                  ------    ------     -------    ------   -------    ------   -------   ------    -------    -----
Adjustable-Rate Loans:
 Real estate:
  One- to four-family...........     146       .15         148       .16%      150       .16       227      .26        603      .68
Consumer:
     Secured lines of credit....   2,010      2.03         ---       ---       ---       ---       ---      ---        ---      ---
     Other......................      24       .02         ---       ---       ---       ---       ---      ---        ---      ---
                                --------  --------   ---------  --------   -------  --------  -------- --------   --------  -------
   Total loans..................  99,186    100.00%     93,541    100.00%   90,317    100.00%   90,594   100.00%    89,652   100.00%
                                            ======                ======              ======             ======              ======
Less:
 Loans in process...............     338                   466                 792                 527               3,007
 Deferred fees and discounts....   1,272                 1,584               1,694               1,717               1,706
 Allowance for loan losses......     332                   345                 275                 125                 125
                                --------              --------             -------            --------            --------
   Total loans receivable, net.. $97,244               $91,146             $87,556             $88,225             $84,814
                                 =======               =======             =======             =======             =======


        The following schedule sets forth the weighted average interest rate and contractual maturity of the Bank's loan portfolio at September 30, 1997. The table does not reflect prepayments, scheduled principal repayments or enforcement of due-on-sale clauses. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.

                                                Real Estate
                         ----------------------------------------------------
                                                  Multi-family and Construction
                             One- to Four-Family       Commercial real estate             Consumer                    Total
                         --------------------------  -------------------------  -------------------------  -------------------------
                                         Weighted                    Weighted                   Weighted                  Weighted
                                          Average                     Average                    Average                   Average
                             Amount         Rate        Amount          Rate       Amount          Rate       Amount         Rate
                         --------------------------  -------------------------  -------------------------  -------------------------
                                                                   (Dollars in Thousands)
       Due During
      Twelve Months
  Ending September 30,
  --------------------
1998....................   $    139          8.71%   $      62           8.75%   $     81           7.30%  $     282          8.32%
1999....................        394          8.49          586           8.28         119           7.65       1,099          8.29
2000 and 2001...........      4,250          7.42          604           8.17          24           8.52       4,878          7.52
2002 to 2004............     16,252          7.53        3,493           7.96          27           8.50      19,772          7.61
2005 to 2021............     44,139          7.42       12,594           8.31       2,010           8.90      58,743          7.66
2022 and following......     14,412          7.89          ---            ---         ---            ---      14,412          7.89
                            -------                    -------                     ------                    -------         -----
                            $79,586                    $17,339                     $2,261                    $99,186
                            =======                    =======                     ======                    =======


         The total amount of loans due after September 30, 1998 which have predetermined interest rates is approximately $96.2 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is approximately $2.7 million.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value). At September 30, 1997, based on the above, the Bank's loans-to-one borrower limit was approximately $5.9 million. On that date, the Bank had no borrowers with outstanding balances in excess of this amount. As of September 30, 1997, the Bank had committed a total of $2.9 million on a condominium construction loan on Michigan Avenue in Chicago although only $529,000 was disbursed as of September 30, 1997. The next two largest dollar amounts outstanding to one borrower or, group of related borrowers, were approximately $922,000 and $888,000. These loans are secured by both one- to four-family and multi-family properties located primarily in the Bank's market area and, as of September 30, 1997, were performing in accordance with their terms except that the loans totaling $922,000 were all one month delinquent at September 30, 1997.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. The Bank offers fixed-rate loans with terms of 7, 10, 15, 20 and 30 years and during the mid 1980s, originated a limited amount of one and three year adjustable rate mortgage loans ("ARMs"). At September 30, 1997, $79.6 million, or 80.24% of the Bank's loan portfolio consisted of mortgage loans on one- to four-family residences. At that date, the average outstanding residential loan balance was approximately $54,600.

         Substantially all of the one- to four-family residential loans originated by Damen are secured by properties located in the Bank's market area and all mortgage loans originated by the Bank are retained and serviced by it. Because of competitive factors, most of the Bank's one- to four-family residential loans have been made to persons residing near its Chicago office, which is located in a low and moderate income community. The Bank has been an active lender in this market for many years and has never experienced a delinquency level on these loans which was significantly higher than that of its loan portfolio as a whole.

         The Bank offers fixed-rate loans with maximum terms of up to 30 years for retention in its own portfolio as a central part of its lending program. However, consistent with its asset/liability management philosophy, the Bank focuses its fixed-rate loan origination activities on loans having terms to maturity of 15 years or less. At September 30, 1997, $79.6 million or 82.1% of the Bank's mortgage loans had original terms of 15 years or less. The interest rate on the Bank's fixed-rate loans is generally set based on competitive factors.

         During the mid 1980s, the Bank originated a limited amount of ARMs for retention in its own portfolio. However, as a result of strong competition and price cutting on these loans in its market area, the Board concluded that continued efforts to originate ARMs were no longer justified. In the future, the Board may consider reinstating the Bank's ARM lending program, although there can be no assurance as to when, if ever, this will be the case.

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

         Properties securing one- to four-family residential real estate loans made by Damen are appraised by independent appraisers. Damen originates virtually all of its residential mortgage loans with loan-to-value ratios of less than 95%, and private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the appraised value or sales price, where applicable.

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

         Multi-Family and Commercial Real Estate Lending. During recent years, Damen has modestly increased its acquisition of permanent multi-family and commercial real estate loans secured by properties generally located in its market area. At September 30, 1997, the Bank had $12.2 million in multi-family loans, representing 12.34% of the Bank's total loan portfolio, and $4.6 million in commercial real estate loans, or 4.61% of the Bank's total loan portfolio.

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

         Appraisals on properties serving multi-family and commercial real estate loans originated by the Bank are performed by an independent appraiser prior to the time the loan is made. All appraisals on commercial and multi-family real estate are reviewed by the Bank's management. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships. The Bank generally requires personal guarantees on loans secured by multi-family and commercial real estate. From time to time, the Bank has purchased interests in multi-family and commercial real estate loans originated by other lenders. Prior to purchase, such loans are generally subjected to the same underwriting standards as the Bank's originated loans.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At September 30, 1997, the Bank had no multi-family loans and no commercial real estate loans 90 days or more delinquent.

         In the future, the Bank intends to continue to make multi-family and commercial real estate lending as well as other types of commercial loans.

         Consumer Lending. The only consumer loans (other than home equity lines of credit, as described below) offered by the Bank are those secured by certain types of deposit accounts. At September 30, 1997, consumer loans secured by deposit accounts totaled $227,000 or .23% of net loans outstanding.

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

         The Bank also offers an adjustable home equity line of credit secured by real estate with an interest rate at prime rate or a percentage over the prime rate, as reported in The Wall Street Journal and is adjusted monthly. At September 30, 1997, such loans totaled $3.3 million with $2.0 million being drawn by borrowers which represents 2.03% of the Company's loan portfolio.

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

         In order to  supplement  loan  originations,  the Company has  acquired mortgage-backed and related securities which are held, depending on the investment intent, in the "held-to-maturity" or "available- for-sale"
portfolios. During the years ended September 30, 1997 and 1996, the Company purchased $12.2 million and $23.2 million, respectively, of mortgaged-backed and related securities. During the same periods, the Company sold $1.8 million and $920,000, respectively, of mortgage-backed and related securities. In order to supplement loan production, the Bank purchased single-family loans from a third party originator totaling $1.1 million during the year ended September 30, 1997 compared to none in prior years. See " - Investment Activities - Mortgage-Backed and Related Securities" and Notes 4 and 5 to the Notes to Consolidated Financial Statements in the Annual Report to Stockholders for the fiscal year ended September 30, 1997 attached hereto as Exhibit 13 (the "Annual Report").

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                                                Ten Months
                                                                       Year Ended                  Ended
                                                                      September 30,            September 30,
                                                               -------------------------       -------------
                                                                 1997              1996            1995
                                                                 ----              ----            ----
                                                                        (In Thousands)
Originations by type:
 Fixed rate:
  Real estate - one- to four-family..................          $15,514           $15,612         $ 9,280
                - multi-family.......................            3,594             2,137           2,051
                - commercial.........................            1,703             1,528             626
  Consumer and Other.................................              145               212             315
         Secured line of credit......................            2,763               ---             ---
                                                              --------           -------        --------
         Total loans originated......................           23,719            19,489          12,272
                                                              --------           -------        --------

Purchases:
  Mortgage-backed securities (excluding
   REMICs and CMOs)..................................           11,215            21,828          18,911
  REMICs and CMOs....................................              964             1,365           2,986
                                                              --------           -------         -------
         Total purchased.............................           12,179(1)         23,193          21,897
                                                              --------           -------         -------

Sales and Repayments:
  Mortgage-backed security sales.....................            1,816               920           1,288
                                                              --------          --------       ---------
         Total sales.................................            1,816               920           1,288
  Principal repayments...............................           33,093            31,888          20,212
                                                             ---------          --------       ---------
         Total reductions............................           34,909            32,808          21,500
Increase (decrease) in other items, net..............            1,621             (377)           1,111
                                                            ----------        ---------        ---------
         Net increase................................        $   2,610          $  9,497         $13,780
                                                             =========          ========         =======

(1) Includes $4.1 million of adjustable-rate mortgage-backed and related securities.


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

         The following table sets forth the Bank's loan delinquencies by type, amount and percentage of type at September 30, 1997.

                                                          Loans Delinquent For:
                                  -------------------------------------------------------------------
                                               60-89 Days                    90 Days and Over               Total Delinquent Loans
                                  --------------------------------    -------------------------------    ---------------------------
                                                           Percent                            Percent                        Percent
                                                          of Total                           of Total                       of Total
                                   Number     Amount        Loans     Number     Amount        Loans     Number     Amount    Loans
                                   ------     ------        -----     ------     ------        -----     ------     ------    -----
                                                                       (Dollars in Thousands)
Real Estate:
  One- to four-family........          7       $207          .20%         7       $197          .20%        14       $404      .40%
  Multi-family...............          2         99          .10        ---        ---          ---          2         99      .10
  Commercial real estate.....        ---        ---          ---        ---        ---          ---        ---        ---      ---
  Construction...............        ---        ---          ---        ---        ---          ---        ---        ---      ---
Other........................        ---        ---          ---        ---        ---          ---        ---        ---      ---
                                    ----     ------         ----       ----     ------          ---       ----     ------
     Total                             9       $306          .30%         7       $197          .20%        16       $503      .50%
                                    ====       ====          ===       ====       ====          ===       ====       ====      ===


         Classification of Assets. Federal regulations require that each national bank classify its own assets on a regular basis. In addition, in connection with examinations of national banks, examiners of the Office of the Comptroller of the Currency (the "OCC") and the FDIC have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount.

         On the basis of management's review of its assets, at September 30, 1997, the Bank had classified a total of $276,000 of its loans and other assets as follows:


                                                                At
                                                           September 30,
                                                               1997
                                                               ----
                                                          (In Thousands)

Special Mention.............................              $     ---
Substandard.................................                    276
Doubtful assets.............................                    ---
Loss assets.................................                    ---
                                                             ------
     Total..................................                    276
                                                               ====
General loss allowance......................                    332
                                                               ====
Specific loss allowance.....................                    ---
                                                              =====
Charge-offs.................................                     50
                                                               ====


         Damen's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are materially consistent with those of the OCC and FDIC.

         Non-Performing Assets. Loans are reviewed monthly and any loan the collectibilty of which is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At September 30, 1997, the Bank had one foreclosed property with an estimated net realizable value of $79,000. The property is an eight unit apartment building and store located in southwest Chicago. The store and several apartment units are currently vacant. There were no structured loans as of September 30, 1997.

         Non-Performing Assets. The following table sets forth the amounts and categories of non- performing assets in the Bank's portfolio.

                                                                         September 30,                         November 30,
                                                         ----------------------------------------------- -----------------------
                                                               1997         1996               1995         1994          1993
                                                         ------------- -------------- ------------------ ------------ ----------
                                                                               (Dollars in Thousands)
Non-accruing loans:
  One- to four-family................................         $ 197        $  99                $65         $109          $156
  Multi-family.......................................           ---          252                ---          ---           ---
  Commercial real estate.............................           ---          ---                ---          ---           ---
  Construction.......................................           ---          ---                ---          ---           ---
  Other..............................................           ---          ---                ---            7           ---
                                                            -------       ------              -----         ----         -----
     Total...........................................           197          351                 65          116           156
                                                             ------        -----                ---         ----          ----
Accruing loans delinquent more than 90 days:
     Total...........................................           ---          ---                ---          ---           ---
                                                            -------       ------               ----        -----         -----
Foreclosed assets:
  Commercial and multi-family real estate............            79          ---                ---          ---           ---
                                                             ------       ------               ----        -----         -----
     Total...........................................            79          ---                ---          ---           ---
                                                             ------       ------               ----        -----         -----
Total non-performing assets..........................         $ 276       $  351                $65         $116          $156
                                                              =====       ======                ===         ====          ====
Total as a percentage of total assets................           .12%         .15%               .03%         .06%          .09%
                                                              =====       ======                ===         ====          ====

         For the years ended September 30, 1997 and 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $16,500 and $8,900, respectively.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         Allowance for losses on loans. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated. During each of the periods presented, there were no recoveries of amounts charged off.

                                                                                 Ten Months
                                                            Year Ended             Ended              Year Ended
                                                           September 30,        September 30,         November 30,
                                                    -------------------------- --------------- ---------------------------
                                                         1997        1996            1995          1994         1993
                                                    ----------- -------------- --------------- ------------ --------------
                                                                        (Dollars in Thousands)
Balance at beginning of period....................      $ 345        $275            $125          $125         $125
Charge-offs:
  One- to four-family.............................          5         ---               9           ---          ---
  Multi-family....................................         45         ---             ---           ---          ---
  Consumer........................................        ---         ---               4           ---          ---
                                                       ------       -----           -----         -----        -----
     Total........................................         50         ---              13           ---          ---
                                                        -----       -----           -----         -----        -----

Recoveries:
     Total........................................        ---         ---             ---           ---          ---
                                                       ------       -----           -----         -----        -----

Net charge-offs...................................         50         ---              13           ---          ---
                                                        -----       -----           -----         -----        -----
Additions charged to operations...................         37          70             163           ---          ---
                                                        -----       -----           -----         -----        -----
Balance at end of period..........................       $332        $345            $275          $125         $125
                                                         ====        ====            ====          ====         ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period......        .05%        ---%            .01%          ---%         ---%
                                                         ====         ===             ===           ===          ===

Ratio of net charge-offs during the period to
 average non-performing assets....................      15.92%        ---%          11.21%          ---%         ---%
                                                        =====         ===           =====           ===          ===

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

                                                                September 30,
                             ----------------------------------------------------------------------------------------------------
                                          1997                             1996                              1995
                             -------------------------------- -------------------------------- ----------------------------------
                                                     Percent                          Percent                            Percent
                                                    of Loans                         of Loans                           of Loans
                                          Loan       in Each                Loan      in Each                 Loan       in Each
                             Amount of   Amounts    Category   Amount of   Amounts   Category    Amount of   Amounts    Category
                             Loan Loss     by       to Total   Loan Loss     by      to Total    Loan Loss     by       to Total
                             Allowance   Category     Loans    Allowance   Category    Loans     Allowance   Category     Loans
                             ---------   --------     -----    ---------   --------    -----     ---------   --------     -----
                                                                    (In Thousands)
One- to four-family......       $198     $79,586       80.24%     $201     $77,725     83.09%      $196     $75,471       83.56%
Multi-family.............         61      12,237       12.34       119      12,239     13.08         57      12,060       13.35
Commercial real estate...         35       4,573        4.61        25       3,317      3.55         19       2,598        2.88
Construction.............          3         529         .53       ---         ---       ---        ---         ---         ---
Secured line of credit...         15       2,010        2.03       ---         ---       ---        ---         ---         ---
Consumer.................         16         251         .25       ---         260       .28        ---         188         .21
Unallocated..............          4         ---         ---       ---         ---       ---          3         ---         ---
                              ------     -------     -------      ----      ------  --------     ------       -----    --------
     Total...............       $332     $99,186      100.00%     $345     $93,541    100.00%      $275     $90,317      100.00%
                                ====     =======      ======      ====     =======    ======       ====     =======      ======

                                                        November 30,
                            -----------------------------------------------------------------
                                          1994                             1993
                            --------------------------------- -------------------------------
                                                     Percent                          Percent
                                                    of Loans                         of Loans
                                          Loan       in Each                Loan      in Each
                             Amount of   Amounts    Category    Amount of  Amounts   Category
                             Loan Loss     by       to Total    Loan Loss    by      to Total
                             Allowance   Category     Loans     Allowance  Category    Loans
                             ---------   --------     -----     ---------  --------    -----
                                                      (In Thousands)
One- to four-family......      $ 82     $76,736       84.71      $ 85     $77,460      86.41
Multi-family.............        22      11,218       12.38        20      10,171      11.34
Commercial real estate...         6       2,473        2.73         5       1,802       2.01
Construction.............       ---         ---         ---       ---         ---        ---
Secured line of credit...       ---         ---         ---       ---         ---        ---
Consumer.................         1         167         .18       ---         219        .24
Unallocated..............        14         ---         ---        15         ---        ---
                              -----    --------     -------     -----     --------     -----
     Total...............      $125     $90,594      100.00  %   $125      $89,652    100.00%
                               ====     =======      ======      ====      =======    ======

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

Investment Activities

         General. National banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, national banks may also invest their assets in certain investment securities and mutual funds the assets of which conform to the investments that a national bank is authorized to make directly.

         Generally, the investment policy of DFC and the Bank is to invest funds among categories of investments and maturities based upon the Company's and the Bank's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Prior to December 1, 1994, the Company recorded its investments in its investment securities portfolio at the lower of cost or current market value if held-for-sale or at amortized cost if held-for-investment. Unrealized declines in the market value of securities held-to-maturity were not reflected in the financial statements; however, unrealized losses in the market value of securities held-for-sale were recorded as a charge to current earnings. Effective December 1, 1994, the Company adopted SFAS 115, which resulted in a one-time charge to stockholders' equity of approximately $1.1 million, while the cumulative effect of this change in accounting principle, net of taxes, resulted in a one-time $907,000 credit to earnings. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of operations. Securities that DFC has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. At September 30, 1997, DFC had no securities which were classified as trading. Available-for-sale securities are reported at fair market value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholders' equity. At

September 30, 1997, $35.9 million of investment securities and $56.7 million of mortgage-backed and related securities were classified as available-for-sale.

         Investment Securities. The Company and the Bank have used investment securities to supplement loan volume and to provide adjustable rate and/or short and intermediate-term assets for asset/liability management purposes. To date, the Company's and the Bank's investments have been directed toward high-quality assets with various terms to maturity. In addition to federal agency obligations and tax-exempt municipal bonds, but to a much lesser extent, the Company and the Bank invest in FHLB stock, stock in the Federal Reserve Bank ("FRB") of Chicago, equity securities and mutual funds. At September 30, 1997 and 1996, the Company's investment securities portfolio totaled $41.4 million and $48.2 million, respectively. At September 30, 1997, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's equity, other than federal agency obligations. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements in the Annual Report for additional information regarding the Company's investment securities portfolio.

         As part of DFC's asset/liability management strategy, the Company's investment securities portfolio contains both short- and intermediate-term (five years or less) securities. At September 30, 1997, $14.0 million of the Company's investment securities (excluding FHLB and FRB stock) had terms to maturity or were likely to be called in five years or less. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report.

         In the past several years, DFC carried a portion of this investment portfolio as "held-for-sale", contributing to some volatility in earnings. However, subsequent to the adoption of SFAS 115 effective December 1, 1994 and the recording of a cumulative effect adjustment, the effect of changes in the value of securities available-for-sale caused by interest rate movements has affected the Company's stockholders' equity and not results of operations.

         The following table sets forth the carrying value of the Company's investment securities and FHLB and FRB stock at the dates indicated. At September 30, 1997, the market value of the Company's held-to-maturity investment securities portfolio was $5.5 million.

                                                                                    September 30,
                                                     ------------------------------------------------------------------------------
                                                                 1997                      1996                        1995
                                                     -------------------------  ---------------------------  ----------------------
                                                         Book          % of         Book            % of         Book        % of
                                                         Value         Total        Value           Total        Value       Total
                                                                               (Dollars in Thousands)
Investment securities:
  Held-to-Maturity:
    Tax-Exempt securities(1)......................    $     ---          ---%    $     ---            ---%     $    ---        ---%
    FHLB stock....................................        3,121         7.54         3,110           6.45         2,570       6.88
    FRB stock.....................................          578         1.40           ---            ---           ---        ---
    Other.........................................        1,845         4.45         1,777           3.68         1,090       2.92
                                                       --------       ------       -------          -----       -------      -----
     Subtotal.....................................        5,544        13.39         4,887          10.13         3,660       9.80
                                                       --------       ------       -------         ------       -------      -----

    Tax-Exempt securities(1)......................      $22,493        54.31%      $24,905          51.64%      $20,478      54.83%
    Federal Agency Obligations....................       11,051        26.68        14,785          30.66        11,166      29.90
    Equity securities.............................        2,330         5.62         3,653           7.57         2,045       5.47
                                                      ---------      -------       -------         ------       -------     ------
     Subtotal.....................................       35,874        86.61        43,343          89.87        33,689      90.20
                                                       --------       ------       -------         ------       -------     ------
     Total investment securities..................      $41,418       100.00%      $48,230         100.00%      $37,349     100.00%
                                                        =======       ======       =======         ======       =======     ======

Average remaining life of investment securities
 (excluding FHLB and FRB stock and other
  equities).......................................    9.6 years                  9.4 years                   11.3 years

Other interest-earning assets:
  Interest-earning deposits with banks............      $ 1,591       100.00%     $  1,011         100.00%      $19,938     100.00%
                                                        =======       ======      ========         ======       =======     ======

(1) Effective with the adoption of SFAS 115 on December 1, 1994, the Company's tax-exempt securities were classified as available-for-sale.

         The following table sets forth certain information regarding the composition and maturities of the securities portfolio, excluding FHLB and FRB stock, equity securities and other items, at September 30, 1997. See Note 3 of the Notes to the Consolidated Financial Statements in the Annual Report for a discussion of the Company's investment securities portfolio. A portion of the Company's municipal bonds have been prerefunded and the maturity on these bonds reflect the prerefunded maturity dates.

                                                                                September 30, 1997
                                                  --------------------------------------------------------------------------------
                                                  Less Than      1 to 5        5 to 10      Over
                                                    1 Year        Years         Years     10 Years     Total Investment Securities
                                                    ------        -----         -----     --------     ---------------------------
                                                  Book Value   Book Value    Book Value  Book Value    Book Value    Market Value
                                                  ----------   ----------    ----------  ----------    ----------    -------------
                                                                          (Dollars in Thousands)
Municipal bonds.............................        $1,020       $4,911        $2,177      $14,385       $22,493        $22,493
Federal agency obligations..................         3,513        5,052         2,486          ---        11,051         11,051
                                                     -----        -----        ------     --------       -------      ---------
     Total investment securities
      (excluding FHLB and FRB
       stock, equity securities and
       other items).........................        $4,533       $9,963        $4,663      $14,385       $33,544        $33,544
                                                    ======       ======        ======      =======       =======        =======
Weighted average yield......................          6.80%        6.46%         6.91%        6.10%         6.33%          6.33%

         Mortgage-Backed and Related Securities. In order to supplement loan and investment activities and achieve its asset/liability management goals, the Company invests in mortgage-backed and related securities. As of September 30, 1997, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency or rated "A" (in most cases "AAA") or higher by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicate a high degree of protection against default, such guarantee or rating does not mean that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

         At September 30, 1997, DFC had $84.6 million of mortgage-backed and related securities, representing 36.6% of total assets. On that date, the Company had $51.0 million of Federal National Mortgage Association ("FNMA"), FHLMC and Government National Mortgage Association ("GNMA") participation certificates and conventional mortgage-backed securities and $33.6 million of collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). At September 30, 1997, $44.2 million of the Company's mortgage-backed securities were issued by either FHLMC, FNMA or GNMA and the remaining $6.8 million were privately issued mortgage-backed securities. On that date, $11.6 million of the Company's CMOs and REMICs were issued either by FHLMC or FNMA and the remaining $22.0 million were privately issued securities. None of the Company's privately issued mortgage-backed or related securities are insured or guaranteed by FHLMC or FNMA. All of the privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase.

         Consistent with its asset/liability management strategy, at September 30, 1997, $37.5 million or 44.3% of DFC's mortgage-backed and related securities had adjustable interest rates. In addition, the Company has a substantial portfolio of CMOs and REMICs with anticipated average lives of five years or less. For information regarding the Company's mortgage-backed and related securities portfolio, see Notes 4 and 5 of the Notes to the Consolidated Financial Statements in the Annual Report.

         At September 30, 1997, the Company had no mortgage-backed or related securities in excess of 10% of stockholders' equity except for FNMA, FHLMC and GNMA issues, amounting to $17.6 million, $7.3 million and $30.9 million, respectively.

         In addition to its conventional mortgage-backed securities, the Company invests in CMOs and REMICs. CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. Although a significant proportion of the Company's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flow and the value of CMOs and REMICs are subject to change.

         The Company invests in CMOs and REMICs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that CMOs and REMICs can represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs and REMICs (five year or less average life) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because the Company's CMOs and REMICs (with the exception of those classified as "high risk" at the time of purchase, as described below) are purchased as an alternative to mortgage loans and because the Company has the ability and intent to hold such securities to maturity, all such securities (with the exception of those classified as "high risk" at the time of purchase) are classified as held-to-maturity. At September 30, 1997, the Company held $33.6 million of CMOs and REMICs, including $31.6 million of short and intermediate duration (five year or less average life) or adjustable rates.

         Substantially all mortgage derivatives recently purchased by the Company are not classified as "high-risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") adopted a policy in 1992 which requires an annual "stress" test of mortgage derivative securities. This policy, which has been adopted by the OCC and the OTS, requires the Bank to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or nonhigh-risk securities. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. Under the policy, national banks may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. In addition, all high-risk mortgage securities acquired after February 9, 1992 which are classified as high risk at the time of purchase must be carried in the institution's trading account or as assets held-for-sale. Additionally, DFC's investment policy limits the amount of "high-risk" CMOs that the Company may purchase to 12% of total assets and mandates that these assets must be retested and monitored quarterly. At September 30, 1997, the Company held CMOs and REMICs that did not meet the criteria established by the FFIEC policy and were classified as "high-risk" with a carrying value of $7.4 million (including $3.8 million of securities which were held for investment because there was an ability and intent to hold to maturity and such securities were either acquired before February 9, 1992 or were not classified as high risk until sometime after purchase) and a market value of $7.3 million. While the Company's current investment policy permits its investment, subject to certain limitations, in CMOs and REMICs classified as "high-risk," it is currently anticipated that any future investments in "high-risk" securities will be minimal. To date, neither the OCC (after the Bank Conversion) nor the OTS (before the Bank Conversion) has required the Company to dispose of any high-risk securities.

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

                                                                                                   September 30,
                                                                                                       1997
                                                         5 to 10     10 to 20       Over 20           Balance
                                                          Years        Years         Years          Outstanding
                                                          -----        -----         -----          -----------
                                                                            (In Thousands)

CMOs and REMICs.....................................      $ ---       $6,695       $26,968            $33,663
FNMA participation certificates.....................        ---          147         9,018              9,165
Conventional mortgage-backed securities.............        ---          ---         6,648              6,648
FHLMC participation certificates....................        ---          299         3,510              3,809
GNMA participation certificates.....................        ---          ---        30,273             30,273
                                                          -----     --------       -------           --------
     Total..........................................      $ ---       $7,141       $76,417            $83,558
                                                          =====       ======       =======            =======



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

         The following table sets forth the carrying value of the Company's mortgage-backed and related securities at the dates indicated. At September 30, 1997, the market value of the Company's mortgage-backed and related securities portfolio was $84.3 million.

                                                                                     September 30,
                                                         ----------------------------------------------------------------------
                                                                  1997                    1996                     1995
                                                         ---------------------  -----------------------   ---------------------
                                                           Book        % of        Book        % of         Book         % of
                                                           Value       Total       Value       Total        Value        Total
                                                                                (Dollars in Thousands)
  Held-to-Maturity:
    CMOs and REMICs..................................     $27,870       32.94%    $35,504       40.30%      $42,533       51.75%
                                                          -------      ------     -------      ------       -------       -----
      Subtotal.......................................      27,870       32.94      35,504       40.30        42,533       51.75
                                                         --------      ------     -------      ------       -------       -----

  Available-for-Sale:
    CMOs and REMICs..................................      $5,742        6.79%    $ 4,458        5.06%      $ 3,636        4.42%
    FNMA participation certificates..................       9,332       11.03      10,928       12.40        13,711       16.68
    FHLMC participation certificates.................       3,994        4.72       5,149        5.85         7,232        8.80
    GNMA participation certificates..................      30,910       36.53      24,826       28.18         7,833        9.53
    Conventional mortgage-backed securities..........       6,762        7.99       7,233        8.21         7,247        8.82
                                                          -------     -------    --------      ------       -------      ------
     Subtotal........................................      56,740       67.06      52,594       59.70        39,659       48.25
                                                          -------     -------    --------      ------       -------      ------
     Total mortgage-backed securities................     $84,610      100.00%    $88,098      100.00%      $82,192      100.00%
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

                                                                    Ten Months
                                               Year Ended              Ended
                                              September 30,        September 30,
                                        -----------------------    -------------

                                           1997          1996           1995
                                        ---------     ---------      -----------
                                                  (Dollars in Thousands)
Opening balance......................... $118,973      $126,632       $126,210
Deposits................................   80,169        66,969         67,709
Withdrawals.............................  (77,870)      (79,781)       (71,146)
Interest credited.......................    4,474         5,153          3,859
                                        ---------     ---------      ---------

Ending balance.......................... $125,746      $118,973       $126,632
                                         ========      ========       ========

Net increase (decrease).................  $ 6,773      $ (7,659)     $     422
                                          =======      ========      =========

Percent increase (decrease).............     5.69%       (6.05)%           .33%
                                          =======      =======       =========

         Deposits in the Bank as of September 30, 1997 were made pursuant to various types of savings programs, described below.

                                                                                      September 30,
                                                         -------------------------------------------------------------------------
                                                               1997                       1996                       1995
                                                         ---------------------  ------------------------  ------------------------
                                                                       Percent                  Percent                   Percent
                                                           Amount     of Total      Amount     of Total      Amount      of Total
                                                           ------     --------      ------     --------      ------      --------
                                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:
Passbook Accounts 2.80%(1)..........................     $ 19,938       15.86%    $ 20,386       17.13%     $23,350        18.44%
NOW and Money Market Accounts 2.50 -
 4.35%(1)...........................................       10,737        8.53       10,764        9.05       11,467         9.05
                                                         --------        ----    ---------      ------      -------       ------

     Total Non-Certificates.........................       30,675       24.39       31,150       26.18       34,817        27.49
                                                         --------      ------    ---------      ------      -------       ------

Certificates:

 2.00 -  3.99%......................................          ---         ---          ---         ---            1          .03
 4.00 -  5.99%......................................       62,938       50.05       63,143       53.07       54,536        43.05
 6.00 -  7.99%......................................       30,997       24.65       23,390       19.66       35,729        28.21
 8.00 -  9.99%......................................        1,136         .91        1,290        1.09        1,549         1.22
                                                        ---------    ---------   ---------     -------    ---------      -------
     Total Certificates.............................       95,071       75.61       87,823       73.82       91,815        72.51
                                                        ---------     -------    ---------      ------    ---------      -------
     Total Deposits.................................     $125,746      100.00%    $118,973      100.00%    $126,632       100.00%
                                                         ========      ======     ========      ======     ========       ======


(1)  Rates in effect at September 30, 1997.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1997.

                                    4.00-      5.00-        6.00-        7.00-       8.00-       9.00-                 Percent
                                    4.99%      5.99%        6.99%        7.99%       8.99%       9.99%      Total      of Total
                                    -----      -----        -----        -----       -----       -----      -----      --------
Certificate accounts maturing
in quarter ending:
December 31, 1997............       $690     $19,434       $  379    $    ---    $    ---    $      7      $20,510       21.57%
March 31, 1998...............        ---      10,887        1,176         ---          75         ---       12,138       12.77
June 30, 1998................        ---       9,311        1,812         ---         359         438       11,920       12.54
September 30, 1998...........        ---       6,729        8,963         ---         ---         ---       15,692       16.50
December 31, 1998............        ---       3,927        2,294          80         ---         100        6,401        6.73
March 31, 1999...............        ---       6,519        1,318           8         ---         109        7,954        8.37
June 30, 1999................        ---       1,636        3,896         ---         ---          48        5,580        5.87
September 30, 1999...........        ---         603        3,391         ---         ---         ---        3,994        4.20
December 31, 1999............        ---         350          736         944         ---         ---        2,030        2.13
March 31, 2000...............        ---         589          518         491         ---         ---        1,598        1.68
June 30, 2000................        ---          24          767         ---         ---         ---          791         .83
September 30, 2000...........        ---         477        1,057           8         ---         ---        1,542        1.62
Thereafter...................        ---       1,761        3,160         ---         ---         ---        4,921        5.19
                                  ------     -------      -------   ---------  ----------   ---------     --------     -------
   Total.....................       $690     $62,247      $29,467      $1,531    $    434     $   702      $95,071      100.00%
                                    ====     =======      =======      ======    ========     =======      =======      ======
   Percent of total..........        .73%      65.47%       30.99%       1.61%        .46%        .74%
                                  ======      ======       ======       =====      ======    ========

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                                 Maturity
                                                  ------------------------------------------
                                                              Over         Over
                                                  3 Months   3 to 6      6 to 12     Over
                                                  or Less    Months       Months   12 months      Total
                                                  -------    ------       ------   ---------      -----
Certificates of deposit less than $100,000...     $ 9,838   $ 8,517      $19,439    $24,992      $62,786

Certificates of deposit of $100,000 or more..       3,304     1,790        8,073      9,819       22,986
(excluding Public Funds)

Public funds(1)..............................     $ 7,368   $ 1,831    $     100  $     ---      $ 9,299

Total certificates of deposit................     $20,510   $12,138      $27,612    $34,811      $95,071
                                                  =======   =======      =======    =======      =======


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

         Consistent with its asset/liability management strategy, the Bank may utilize FHLB advances to extend the term to maturity of its liabilities. Also, the Bank uses FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At September 30, 1997, the Bank had $56.5 million of FHLB advances outstanding with a weighted average interest rate of 6.24%. See Note 11 of the Notes to the Consolidated Financial Statements in the Annual Report.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and all other borrowings for the periods indicated.


                                                                  Ten Months
                                              Year Ended             Ended
                                             September 30,       September 30,
                                      -----------------------    -------------
                                        1997           1996          1995
                                        ----           ----          ----
                                                 (In Thousands)
Maximum Balance:
  FHLB advances...................... $59,800        $61,800       $51,400

Average Balance:
  FHLB advances...................... $58,323        $51,950       $45,949


         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                                              September 30,
                                                                   ---------------------------------
                                                                      1997          1996        1995
                                                                      ----          ----        ----
                                                                         (Dollars in Thousands)
FHLB advances.............................................         $ 56,500       $59,600     $45,500
                                                                   --------       -------     -------
     Total borrowings.....................................         $ 56,500       $59,600     $45,500
                                                                   ========       =======     =======
Weighted average interest rate of FHLB advances...........            6.24%         6.05%       6.33%


Subsidiary Activities

         The Bank is permitted by OCC regulations to invest unlimited amounts in subsidiaries that are engaged in activities in which the parent bank may engage. In addition, a national bank may invest limited amounts in subsidiaries that provide banking services, such as data processing, to other financial institutions.

         At September 30, 1997, Damen had one wholly-owned service corporation, Dasch, Incorporated ("Dasch" or the "Subsidiary"). Dasch, an Illinois corporation, was incorporated on March 25, 1976 for the purpose of operating a retail insurance agency selling primarily homeowners and mortgage disability insurance. The insurance agency was sold in August 1985 and since that time the Subsidiary has remained inactive.

         At September 30, 1997, the Subsidiary's assets consisted entirely of $188,400 in a savings and a money market account at Damen. At that date, the Subsidiary had liabilities of $3,200 and equity consisted of $5,000 of capital stock owned by Damen and $180,200 of retained earnings. Net income for the years ended September 30, 1997 and 1996 was $2,999 and $3,895, respectively.

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

Employees

         At September 30, 1997, the Company had a total of 36 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Executive Officers

         Information concerning the executive officers of the Registrant who are not also directors of the Registrant is contained in Part I of this Form 10-K under the caption "Executive Officers Who Are Not Directors.

Executive Officers Who Are Not Directors

         The following is a description of the Company's and Bank's executive officers who were not also directors as of September 30, 1997.

         Gerald J. Gartner. Mr. Gartner, age 54, has served as Treasurer and Chief Financial Officer of the Bank since 1975 and the Company since its incorporation in 1995.

         Kenneth D. Vanek. Mr. Vanek, age 67, has served as a branch manager and Senior Vice President of the Bank since 1988, and of the Company since its incorporation in 1995. Mr. Vanek joined Damen in 1971 as an accounting clerk.

                                   REGULATION

General

         The Company is a registered bank holding company, subject to broad federal regulation and oversight by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is a national bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations by the OCC, the FDIC and the Federal Reserve Board. The Bank is also a member of the FHLB of Chicago. The Bank is a member of the SAIF and the deposits of the Bank are insured by the FDIC.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of National Banks

         The OCC has extensive authority over the operations of national banks. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the institution's total assets, to fund the operations of the OCC.

         The OCC also has extensive enforcement authority over all national banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

         The Bank's loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is raised to 25% of unimpaired capital and surplus). At September 30, 1997, the maximum amount which the Bank could have loaned under this limit to any one borrower and the borrower's related entities was approximately $5.9 million. At September 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

         The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OCC and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         In order to equalize the deposit insurance premium schedules for SAIF insured institutions and institutions with deposits insured by the Bank
Insurance Fund (the "BIF"), the FDIC imposed a one-time special assessment on all SAIF-assessable deposits held as of March 31, 1995 pursuant to legislation enacted on September 30, 1996. The Company's special assessment, which was $860,000, was paid in November 1996 but accrued for the fiscal year ended September 30, 1996. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

         Regulatory Capital Requirements. The Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

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

         The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

         The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk would be exempt from the rule unless otherwise determined by the OCC. Management of the Bank has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the Bank's capital if adopted as proposed.

         Prompt Corrective Action. The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         Any national banking association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the Bank. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for a bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized bank is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

         The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Company's Common Stock.

Limitations on Dividends and Other Capital Distributions

         The Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a cash dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the Bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Bank would be classified as "undercapitalized" under the OCC's regulations. See "-- Insurance of Accounts and Regulation by the FDIC-- Prompt Corrective Action." Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Conversion.

Accounting

         The OCC requires that investment activities of a national bank be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Accordingly, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these requirements.

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

         The federal banking agencies, including the OCC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1996 and received a rating of "Satisfactory."

Transactions with Affiliates

         Generally, transactions between a national bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the Bank's capital. Affiliates of the Bank include any company which is under common control with the Bank. In addition, the Bank may not acquire the securities of most affiliates. Subsidiaries of the Bank are not deemed affiliates. However, the Federal Reserve Board has the discretion to treat subsidiaries of national banks as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons ("Insiders") are also subject to conflict of interest rules enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, as a general matter, loans to Insiders must be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, the Bank had $578,000 in FRB stock, which was in compliance with these reserve requirements.

         National banks are authorized to borrow from the FRB "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

         The Bank is a member of the Federal Reserve System.

Holding Company Regulation

         General. The Company is a bank holding company, registered with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the"BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and will be subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or
(iii) merging or consolidating with another bank holding company.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

         Interstate Banking and Branching. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

         Additionally, on June 1, 1997, the federal banking agencies became authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above. The State of Illinois has authorized interstate merger transactions effective June 1, 1997.

         The Act authorizes the OCC and FDIC to approve interstate  branching de
novo  by  national  and  state  banks,   respectively,   only  in  states  which
specifically allow for such branching.

         Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See " --Regulatory Capital Requirements -- Prompt Corrective Action."

         Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         Capital Requirements. The Federal Reserve Board has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, compliance is measured on a bank-only basis. See "-- Regulatory Capital Requirements - National Banks." At September 30, 1997, the Company satisfied the Federal Reserve Board's capital requirements for bank holding companies.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At September 30, 1997, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.47% and were 6.75% for calendar year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal and State Taxation

         Federal Taxation. In addition to the regular income tax, corporations, including the Bank, are generally subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The Company and its subsidiaries filed separate federal income tax returns on a fiscal year basis using the accrual method of accounting.

         Neither the Company nor its subsidiary have been audited by the IRS with respect to their federal income tax returns during the last ten years. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company on a consolidated basis.

         Illinois Taxation. For Illinois income tax purposes, the Company is taxed at an effective rate equal to 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has had the effect of eliminating Illinois taxable income for the Company.

         The Company's accounting activities are maintained on an in-house computer system and its record-keeping activities are maintained on an on-line basis with an independent service bureau.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.           Description of Properties

         DFC conducts its business at its main office and two other locations in its market area. The following table sets forth information concerning each of DFC's offices as of September 30, 1997. At September 30, 1997, the total net book value of DFC's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $3.5 million.


                                 Year            Owned or      Net Book Value at
             Location          Acquired           Leased      September 30, 1997
-------------------------  ---------------  ----------------  ------------------

Main Office:
200 West Higgins Road          1993(1)            Owned            $1,947,000
Schaumburg, Illinois

Full Service Branches:
5100 South Damen Avenue        1964               Owned               181,000
Chicago, Illinois

5750 West 87th Street          1991               Owned               739,000
Burbank, Illinois


(1)  Office first occupied in 1975.

         The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Company. The Company's Schaumburg office currently has approximately 12,000 square feet of unoccupied office space which Damen intends to lease to third parties.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1997 was approximately $290,000. The Company upgraded its data processing and computer equipment during fiscal 1996 at a cost of $333,000.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information under the caption "Stock Listing" on page 46 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

         Pages 6 and 7 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 8 through 21 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item contained in the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

         The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1997, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                             Pages in
                                                                                                              Annual
Annual Report Section                                                                                         Report
---------------------                                                                                         ------
Report of Independent Auditors.......................................................................            22

Consolidated Statement of Financial Condition as of September 30, 1997 and
  September 30, 1996.................................................................................            23

Consolidated Statement of Earnings for the Periods  Ended September 30, 1997
  September 30, 1996 and September 30, 1995..........................................................     24 and 25

Consolidated Statement of Changes in Stockholders' Equity for the Periods Ended
  September 30, 1997, September 30, 1996 and September 30, 1995......................................            26

Consolidated Statement of Cash Flows for the Periods Ended September 30, 1997,
  September 30, 1996 and September 30, 1995..........................................................     27 and 28

Notes to Consolidated Financial Statements........................................................... 29 through 45

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information concerning the executive officers of the Registrant who are not also directors of the Registrant is contained in Part I of this Form 10-K under the caption "Executive Officers Who Are Not Directors."

Section 16(a) Beneficial Ownership Reporting Compliance

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1997, the Registrant complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owner were complied with.

Item 11. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.          Exhibits and Reports on Form 8-K

(a)      Exhibits



                                                                  Reference to
 Regulation                                                     Prior Filing or
S-K Exhibit                                                      Exhibit Number
   Number                          Document                      Attached Hereto
---------- ---------------------------------------------------- ----------------
     2     Plan of acquisition, reorganization, arrangement,          None
           liquidation or succession
    3(a)   Articles of Incorporation                                   *
    3(b)   By-Laws                                                     *
     4     Instruments defining the rights of security holders,        *
           including debentures
     9     Voting Trust Agreement                                     None
     10    Material contracts
             Profit Sharing Plan and Trust                             *
             Money Purchase Plan and Trust                             *
             Form of 1995 Stock Option and Incentive Plan              *
             Employment Agreements of Mary Beth Poronsky               *
              Stull, Janine M. Poronsky, Gerald J. Gartner and
              Kenneth D. Vanek
             Form of Recognition and Retention Plan                    **
             Employee Severance Compensation Plan                      **
     11    Statement regarding computation of per share earnings      None
     13    Annual Report to Security Holders                           13
     16    Letter regarding change in certifying accountants          None
     18    Letter regarding change in accounting principles           None
     21    Subsidiaries of Registrant                                  21
     22    Published report regarding matters submitted to vote       None
           of security holders
     23    Consents of Experts                                         23
     24    Power of Attorney                                          None
     27    Financial Data Schedule                                     27
     99    Additional Exhibits                                        None

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

b)   Reports on Form 8-K

         During the quarter ended September 30, 1997, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DAMEN FINANCIAL CORPORATION


                           By:      /s/ Mary Beth Poronsky Stull
                                    ----------------------------
                                    Mary Beth Poronsky Stull, Chairman of the
                                    Board, President and Chief Executive Officer
                                    (Duly Authorized Representative)

Date: December 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Mary Beth Poronsky Stull
---------------------------------------
Mary Beth Poronsky Stull, Chairman of the
 Board, President and Chief Executive
 Officer
(Principal Executive and Operating Officer)

Date:             December 29, 1997

/s/ Janine M. Poronsky
---------------------------------------
Janine M. Poronsky, Vice President,
 Corporate Secretary and Director

Date:             December 29, 1997

/s/ Gerald J. Gartner
---------------------------------------
Gerald J. Gartner, Treasurer and
 Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:             December 29, 1997

/s/ Nicholas J. Raino
---------------------------------------
Nicholas J. Raino, Director

Date:             December 29, 1997

/s/ Charles J. Caputo
---------------------------------------
Charles J. Caputo, Director

Date:             December 29, 1997

/s/ Edward R. Tybor
---------------------------------------
Edward R. Tybor, Director

Date:             December 29, 1997

/s/  Carol A. Diver
---------------------------------------
Carol A. Diver, Director

Date:             December 29, 1997