Form 10-Q
period 1997-12-31
DAMEN FINANCIAL CORP
filed 1998-02-09
CIK 947223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


                         Commission File Number 0-26574


                           DAMEN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                                  36-4029638
         --------                                                  ----------
(State or other jurisdiction                                     I.R.S. Employer
    of incorporation or                                           Identification
       organization)                                                  Number


200 West Higgins Road, Schaumburg, Illinois                             60195
-------------------------------------------                             -----
 (Address of Principal executive offices)                             (Zip Code)

Registrant telephone number, including area code:                 (847) 882-5320
                                                                  --------------


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of February 6, 1998 there were 3,123,154 shares of the Registrant's common stock issued and outstanding.

                           DAMEN FINANCIAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                              PAGE


     Item 1. Financial Statements

                Consolidated Statements of Financial Condition at
                December 31, 1997 (Unaudited) and September 30, 1997         4

                Consolidated Statements of Earnings for the three
                months ended December 31, 1997 and 1996 (unaudited)          5

                Consolidated Statements of Changes in
                Stockholders' Equity for the three months
                ended December 31, 1997 (unaudited)                          6

                Consolidated Statements of Cash Flows for the three
                months ended December 31, 1997 and 1996 (unaudited)          7

                Notes to Unaudited Consolidated Financial Statements        8-9

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-13


Part II. OTHER INFORMATION                                                  14


         Signatures                                                         15

         Index to Exhibits                                                  16

         Earnings Per Share Analysis (Exhibit 11)                           17

         Financial Data Schedule (Exhibit 27)                               18

                         PART I - FINANCIAL INFORMATION

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                                ----------------
                 Consolidated Statements of Financial Condition

                                                            December 31,  September 30,
                                                            ------------  -------------
                                                                1997          1997
                                                                ----          ----
Assets                                                       (unaudited)
------
Cash and amounts due from depository institutions         $     644,075       500,455
Interest-bearing deposits                                     6,162,522     1,590,529
                                                            -----------    ----------
   Total cash and cash equivalents                            6,806,597     2,090,984
Investment securities (fair value:  $1,824,000 at
  December 31, 1997 and $1,845,400 at September 30, 1997)     1,823,976     1,845,383
Investment securities, available for sale, at fair value     38,473,064    35,874,298
Mortgage-backed securities
  (fair value: $25,262,600 at December 31, 1997
  and $27,548,700 at September 30, 1997)                     25,386,962    27,869,570
Mortgage-backed securities, available for sale,
  at fair value                                              55,400,979    56,740,190
Loans receivable (net of allowance for
  loan losses: $353,000 at December 31, 1997 and
  $332,000 at September 30, 1997)                            99,022,327    97,244,031
Foreclosed real estate                                           79,000        79,000
Stock in Federal Home Loan Bank and
  Federal Reserve Bank of Chicago                             3,698,500     3,698,500
Accrued interest receivable                                   1,524,961     1,551,284
Office properties and equipment - net                         3,429,303     3,473,326
Prepaid expenses and other assets                               304,473       642,654
                                                            -----------   -----------
   Total assets                                             235,950,142   231,109,220
                                                            ===========   ===========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits                                                    126,200,919   125,746,001
Borrowed money                                               59,000,000    56,500,000
Advance payments by borrowers for taxes and insurance         1,639,116       722,141
Other liabilities                                             2,416,512     2,202,115
                                                            -----------   -----------
   Total liabilities                                        189,256,547   185,170,257
                                                            -----------   -----------

Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                 -             -
Common stock, $.01 par value; authorized
  4,500,000 shares;  3,977,467 shares issued and 3,119,187
  shares outstanding at December 31, 1997
  and 3,109,220 shares outstanding at September 30, 1997         39,775        39,675
Additional paid-in capital                                   38,610,781    38,452,948
Retained earnings, substantially restricted                  22,387,731    22,100,190
Unrealized gain on securities available for sale,
  net of income taxes                                         1,545,560     1,382,560
Treasury stock, at cost (858,280 shares at
  December 31, 1997 and September 30, 1997)                 (12,117,799)  (12,117,799)
Common stock acquired by Employee Stock Ownership Plan       (2,497,900)   (2,550,800)
Common stock awarded by Recognition and Retention Plan       (1,274,553)   (1,367,811)
   Total stockholders' equity                                46,693,595    45,938,963
                                                            -----------   -----------
   Total liabilities and stockholders' equity             $ 235,950,142   231,109,220
                                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                                ----------------
                       Consolidated Statements of Earnings

                                                                 Three Months Ended
                                                                     December 31,
                                                                 ------------------
                                                                 1997          1996
                                                                 ----          ----
                                                                     (unaudited)
Interest income:
  Loans                                                     $ 2,046,023     1,874,077
  Mortgage-backed securities                                  1,424,569     1,519,515
  Tax-exempt securities                                         332,537       389,768
  Interest and dividends on other investments                   277,460       318,655
  Dividends on FHLB and FRB stock                                63,728        54,731
                                                              ---------     ---------
     Total interest income                                    4,144,317     4,156,746
                                                              ---------     ---------

Interest expense:
  Deposits                                                    1,650,303     1,531,170
  Borrowings                                                    896,110       911,129
                                                              ---------     ---------
     Total interest expense                                   2,546,413     2,442,299
                                                              ---------     ---------

     Net interest income before provision for loan losses     1,597,904     1,714,447
Provision for loan losses                                        21,000         4,618
                                                              ---------     ---------
     Net interest income after provision for loan losses      1,576,904     1,709,829
                                                              ---------     ---------

Non-interest income:
  Loan fees and service charges                                  13,047        18,671
  Gain on sale of investment securities, available for sale     131,237          -
  Other income                                                   32,178        18,496
                                                              ---------     ---------
     Total non-interest income                                  176,462        37,167
                                                              ---------     ---------

Non-interest expense:
  Compensation, employee benefits, and related expenses         661,856       727,826
  Advertising and promotion                                     143,426        83,764
  Occupancy and equipment expense                               185,959       196,033
  Data processing                                                32,298        29,290
  Insurance expense                                              18,238        17,313
  Federal insurance premiums                                     19,115        57,061
  Legal, audit, and examination services                         62,192        88,722
  Other operating expenses                                       74,164        91,766
                                                              ---------     ---------
     Total non-interest expense                               1,197,248     1,291,775
                                                              ---------     ---------

Net income before income taxes                                  556,118       455,221
Provision for federal and state income taxes                     97,328        62,880
                                                              ---------     ---------

      Net income                                            $   458,790       392,341
                                                              =========     =========

Earnings per share - basic                                        $ .16           .11
                                                                    ---           ---
Earnings per share - diluted                                        .15           .11
                                                                    ---           ---
Dividends declared per common share                               $ .06           .06
                                                                    ---           ---

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                                ----------------
           Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)

                                                                    Unrealized
                                                                     Gain on                     Common       Common
                                           Additional               Securities                   Stock        Stock
                                  Common    Paid-In      Retained    Available    Treasury      Acquired     Awarded
                                  Stock     Capital      Earnings    For Sale      Stock        by ESOP       by RRP        Total
                                  -----     -------      --------    --------      -----        -------       ------        -----
Balance at September 30, 1997   $ 39,675   38,452,948   22,100,190   1,382,560  (12,117,799)  (2,550,800)  (1,367,811)   45,938,963

  Additions (deductions)
   for the period ended
   December 31, 1997:
  Net income                                               458,790                                                          458,790
  Adjustment of
   securities to fair value,
   net of tax effect                                                   163,000                                              163,000
  Tax benefit related to
   employee stock plans                         9,786                                                                         9,786
  Exercise of stock
   options (9,967 shares)            100      115,767                                                                       115,867
  Amortization of award
   of RRP stock                                                                                                 93,258       93,258
  Contribution to fund ESOP loan               32,280                                              52,900                    85,180
  Dividends declared on
   common stock                                           (171,249)                                                        (171,249)
                                  ------   ----------   ----------   ---------   ----------     ---------    ---------   ----------
Balance at December 31, 1997    $ 39,775   38,610,781   22,387,731   1,545,560  (12,117,799)   (2,497,900)  (1,274,553)  46,693,595
                                  ======   ==========   ==========   =========   ==========     =========    =========   ==========

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                                ----------------
                      Consolidated Statements of Cash Flows

                                                                 Three Months Ended
                                                                     December 31,
                                                                 ------------------
                                                                 1997          1996
                                                                 ----          ----
                                                                     (unaudited)
Cash flows from operating activities:
  Net income                                               $    458,790       392,341
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                                                58,876        49,277
     Amortization of cost of stock benefit plans                178,438       158,854
     Provision for loan losses                                   21,000         4,618
     Decrease in deferred loan income                           (89,651)      (65,690)
     (Increase) decrease in prepaid and deferred federal
      and state income taxes                                    283,517      (151,297)
     Gain on sale of investment securities,
      available for sale                                       (131,237)        -
     Decrease in accrued interest receivable                     26,323       145,700
     Increase in accrued interest payable                        38,900        23,900
     Decrease in other assets                                    39,731        88,185
     Increase (decrease) in other liabilities                    79,372      (754,028)
                                                             ----------     ---------
Net cash provided by (for) operating activities                 964,059      (108,140)
                                                             ----------     ---------

Cash flows from investing activities:
     Purchase of investment securities, available for sale   (4,074,729)   (1,603,709)
     Purchase of investment securities                             -           (8,317)
     Purchase of mortgage-backed securities,
      available for sale                                     (2,009,139)   (4,025,957)
     Proceeds from sales of investment securities,
      available for sale                                        381,237          -
     Proceeds from maturities of investment securities,
      available for sale                                      1,498,963     1,950,522
     Proceeds from maturities of investment securities           21,407        13,345
     Proceeds from maturities of mortgage-backed securities,
      available for sale                                      3,351,339     1,751,077
     Proceeds from maturities of mortgage-backed securities   2,482,608     1,437,026
     Disbursements for loans                                 (5,064,593)   (3,594,268)
     Loan repayments                                          3,354,948     4,417,911
     Property and equipment expenditures                        (14,853)      (56,564)
                                                             ----------    ----------
Net cash provided by (for) investing activities                 (72,812)      281,066
                                                             ----------    ----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                    115,867          -
     Deposit receipts                                        17,233,287    18,490,759
     Deposit withdrawals                                    (17,900,523)  (18,538,973)
     Interest credited to deposit accounts                    1,122,154     1,103,541
     Proceeds from borrowed money                            21,200,000    57,200,000
     Repayment of borrowed money                            (18,700,000)  (58,800,000)
     Increase in advance payments by borrowers
      for taxes and insurance                                   916,975       893,532
     Dividends paid on common stock                            (163,394)     (216,685)
                                                             ----------    ----------
Net cash provided by financing activities                     3,824,366       132,174
                                                             ----------    ----------

Increase (decrease) in cash and cash equivalents              4,715,613       305,100
Cash and cash equivalents at beginning of period              2,090,984     1,181,231
                                                             ----------    ----------

Cash and cash equivalents at end of period                 $  6,806,597     1,486,331
                                                             ==========    ==========

Cash paid during the period for:
     Interest                                              $  2,507,513     2,418,399
     Income taxes                                                 2,388       210,000
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                           Damen Financial Corporation
                                and Subsidiaries


Notes to Consolidated Financial Statements

1. Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three months ended December 31, 1997 and 1996 and cash flows for the three months ended December 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Holding Company") and its consolidated subsidiaries Damen National Bank (the"Bank") and Dasch Inc. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share

         Earnings per share for the three month periods ended December 31, 1997 and 1996 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three month period ended December 31, 1996 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

4. Impact of New Accounting Standards

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS No. 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe that adoption of the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

         Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

         Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                December 31, 1997 compared to September 30, 1997


Total assets increased $4.8 million to $236.0 million as of December 31, 1997 from $231.1 million as of September 30, 1997. Interest-bearing deposits increased $4.6 million to $6.2 million as of December 31, 1997 as compared to $1.6 million at September 30, 1997. Investment securities available-for-sale increased $2.6 million to $38.5 million at December 31, 1997 from $35.9 million at September 30, 1997 due primarily to purchases of $4.1 million and a market value increase of $273,000 exceeding sales and maturities of $1.9 million. Mortgage-backed securities held to maturity decreased $2.5 million to $25.4 million at December 31, 1997 from $27.9 million at September 30, 1997 due primarily to repayments. Mortgage-backed securities available-for-sale decreased $1.3 million to $55.4 million at December 31, 1997 from $56.7 million at September 30, 1997 due primarily to repayments of $3.4 million exceeding purchases of $2.0 million. Loans receivable increased $1.8 million to $99.0 million at December 31, 1997 from $97.2 million at September 30, 1997 due primarily to new loan originations of $5.1 million and loan purchases of $253,000 exceeding repayments of $3.4 million. Loan originations consisted primarily of mortgage loans and home equity line of credit loans, and increased due to promotions and favorable interest rates.

Total deposits increased $455,00 to $126.2 million at December 31, 1997 from $125.7 million at September 30, 1997. The increase was primarily due to interest credited. FHLB advances increased $2.5 million to $59.0 million at December 31, 1997 from $56.5 million at September 30, 1997. The increased advances were the result of cash flows necessary for loan originations.

Stockholders' equity increased $755,000 to $46.7 million at December 31, 1997 from $45.9 million at September 30, 1997 due primarily to net income of $459,000 for the three months ended December 31, 1997, an increase in net unrealized gains of $163,000 and proceeds of $116,000 from the exercise of stock options. At December 31, 1997, there were 3,119,187 shares of common stock outstanding.

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

                     Comparison of Operating Results for the
                   Quarters Ended December 31, 1997 and 1996.

Net Income. The Company's net income for the three months ended December 31, 1997 was $459,000 as compared to $392,000 for the same period in 1996, an increase of $67,000. This increase was due primarily to an increase in gains on the sale of investments available-for-sale of $131,000 and a decrease in non-interest expense of $95,000, partially offset by a decrease in net interest income of $116,00 and an increase in income taxes of $34,000.

Interest Income. Total interest income for the quarter ended December 31, 1997 decreased $13,000 compared to a year ago due to a decrease in average interest-earning assets of $4.5 million to $222.7 million from $227.2 million, partially offset by an increase in the yield on average interest-earning assets to 7.44% from 7.32%. The decrease in average interest-earning assets was partially due to the utilization of $9.8 million during 1997 for the repurchase of Company stock.

Interest Expense. The Company's interest expense increased $104,000 for the quarter ended December 31, 1997 compared to a year ago due to an increase in average interest-bearing liabilities to $182.1 million at December 31, 1997 from $176.8 million a year ago, and the average interest rate increased to 5.59% from 5.52%. The increase in average interest bearing liabilities resulted from an increase in the average balance of savings deposits of $7.3 million partially offset by a decrease in the average balance of borrowed money of $2.0 million.

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

The Company's provision for loan losses was $21,000 for the quarter ended December 31, 1997 compared to $4,600 for the same quarter in the prior year. Non-performing loans increased to $275,000 from $197,000 at September 30, 1997.

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

Non-Interest Income. The Company's non-interest income was $176,000 for the quarter ended December 31, 1997 compared to $37,000 for the same quarter a year ago. The increase was due primarily to an increase of $131,000 in net realized gains on thrift equity securities available-for-sale and an increase in service fees of $13,000.

Non-Interest Expense. The Company's non-interest expense decreased $95,000 for the quarter ended December 31, 1997 to $1.2 million from $1.3 million for the same quarter of 1996 due primarily to a decrease of $66,000 in compensation and related expenses, a decrease of $38,000 in federal insurance premiums, and a decrease of $27,000 in professional fees, partially offset by an increase in advertising costs of $59,000.

Provision for Income Taxes. Tax expense for the quarter ended December 31, 1997 was $97,000 compared to $63,000 for the same quarter in 1996 due to an increase in pre-tax income.

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

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1997 and September 30, 1997, cash and cash equivalents totaled $6.8 million and $2.1 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the three months ended December 31, 1997, deposits increased $455,000 and the Bank's net (proceeds less repayments) financing activity with the FHLB increased $2.5 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At December 31, 1997 the Company has outstanding loan commitments totaling $1,215,000, and unused lines of credit granted totaling $1,143,000.

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

At December 31, 1997, the Bank had Tier 1 capital of $39.8 million or 17.4% of adjusted total assets and Tier 2 capital of $40.2 million or 45.7% of total risk-weighted assets.

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

                                                 December 31,      September 30,
                                                     1997               1997
                                                 ------------      -------------
                                                    (Dollars in Thousands)
Non-accruing loans:
 One-to-four family..........................     $  275             $  197
 Multi-family................................         -                  -
 Commercial real estate. ....................         -                  -
 Consumer....................................         -                  -
                                                    ----               ----
   Total.....................................        275                197
                                                    ----               ----
Foreclosed assets:
 Commercial and multi-family real estate.....         79                 79
                                                    ----               ----

Total non-performing assets..................     $  354             $  276
                                                    ====               ====

Total as a percentage of total assets........        .15%               .12%
                                                     ===                ===

For the three months ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $6,300.

In addition to the non-performing assets set forth in the table above, as of December 31, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

                               Recent Developments

On January 6, 1998 the Board of Directors approved a cash dividend of $.10 per share to be payable February 13, 1998 to shareholders of record on January 31, 1998.

In addition, on January 13, 1998, Damen Financial Corporation announced the appointment of Albert C. Baldermann to its Board of Directors effective immediately.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Computation of earnings per share (Exhibit 11 filed herewith) Financial Data Schedule (Exhibit 27 filed herewith)

                  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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



DATE: February 6, 1998


BY: /s/ Mary Beth Poronsky Stull
    ----------------------------
    Mary Beth Poronsky Stull
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)


BY: /s/ Gerald J. Gartner
    ---------------------
    Gerald J. Gartner
    Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                                                             Page No.
-----------                                                             --------

   11        Statement regarding Computation of Earnings Per Share         17

   27        Financial Data Schedule                                       18