Form 10-Q
period 1998-03-31
DAMEN FINANCIAL CORP
filed 1998-05-14
CIK 947223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998


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
                                                             --------------


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  [X]      No   [ ]

         As of May 8, 1998 there were 3,123,154 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format(check one):   Yes [ ]   No  [X]

                           DAMEN FINANCIAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial Statements

        Consolidated Statements of Financial Condition at
        March 31, 1998 (Unaudited) and September 30, 1997 .................    4

        Consolidated Statements of Earnings for the three and six
        months ended March 31, 1998 and 1997 (unaudited) ..................    5

        Consolidated Statements of Changes in
        Stockholders' Equity for the six months
        ended March 31, 1998 (unaudited) ..................................    6

        Consolidated Statements of Cash Flows for the six
        months ended March 31, 1998 and 1997 (unaudited) ..................    7

        Notes to Unaudited Consolidated Financial Statements ..............  8-9


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................10-14


Part II. OTHER INFORMATION 15


         Signatures .......................................................   16

         Index to Exhibits ................................................   17

         Earnings Per Share Analysis (Exhibit 11) .........................   18

         Financial Data Schedule (Exhibit 27) .............................   19

                         PART I - FINANCIAL INFORMATION

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                     March 31,     September 30,
                                                      1998             1997
                                                      ----             ----
Assets                                             (unaudited)
Cash and amounts due from depository
  institutions ...............................   $     514,775          500,455
Interest-bearing deposits ....................       1,184,687        1,590,529
                                                 -------------    -------------
   Total cash and cash equivalents ...........       1,699,462        2,090,984
Investment securities (fair value:
  $1,800,000 at March 31, 1998 and
  $1,845,400 at September 30, 1997) ..........       1,799,982        1,845,383
Investment securities, available for
  sale, at fair value ........................      42,034,054       35,874,298
Mortgage-backed securities
  (fair value: $23,079,700 at March 31, 1998
  and $27,548,700 at September 30, 1997) .....      23,200,973       27,869,570
Mortgage-backed securities, available
  for sale, at fair value ....................      55,645,038       56,740,190
Loans receivable (net of allowance for
  loan losses: $369,000 at March 31, 1998
  and $332,000 at September 30, 1997) ........     100,880,095       97,244,031
Foreclosed real estate .......................          79,000           79,000
Stock in Federal Home Loan Bank and
  Federal Reserve Bank of Chicago ............       3,803,500        3,698,500
Accrued interest receivable ..................       1,678,173        1,551,284
Office properties and equipment - net ........       3,432,682        3,473,326
Prepaid expenses and other assets ............         255,800          642,654
                                                 -------------    -------------

   Total assets ..............................     234,508,759      231,109,220
                                                 =============    =============

Liabilities and Stockholders' Equity

Liabilities

Deposits .....................................     125,462,600      125,746,001
Borrowed money ...............................      59,000,000       56,500,000
Advance payments by borrowers for
  taxes and insurance ........................         899,294          722,141
Other liabilities ............................       2,103,504        2,202,115
                                                 -------------    -------------
   Total liabilities .........................     187,465,398      185,170,257
                                                 -------------    -------------

Stockholders' Equity

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding ...........              --               --
Common stock, $.01 par value; authorized
  4,500,000 shares;  3,981,434 shares issued
  and 3,123,154 shares outstanding at
  March 31, 1998 and 3,109,220 shares
  outstanding at September 30, 1997 ..........          39,814           39,675
Additional paid-in capital ...................      38,704,741       38,452,948
Retained earnings, substantially restricted ..      22,658,340       22,100,190
Unrealized gain on securities available
  for sale, net of income taxes ..............       1,384,560        1,382,560
Treasury stock, at cost (858,280 shares at
  March 31, 1998 and September 30, 1997) .....     (12,117,799)     (12,117,799)
Common stock acquired by Employee Stock
  Ownership Plan .............................      (2,445,000)      (2,550,800)
Common stock awarded by Recognition and
  Retention Plan .............................      (1,181,295)      (1,367,811)
                                                    ----------       ----------
   Total stockholders' equity ................      47,043,361       45,938,963
                                                 -------------    -------------

   Total liabilities and stockholders' equity    $ 234,508,759      231,109,220
                                                 =============    =============



See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings

                                             Three Months Ended           Six Months Ended
                                                  March 31,                    March 31,
                                          ------------------------     ---------------------
                                             1998           1997          1998          1997
                                             ----           ----          ----          ----
                                                 (unaudited)                  (unaudited)
Interest income:
  Loans                                $  2,067,464      1,861,564     4,113,487     3,735,641
  Mortgage-backed securities              1,386,650      1,555,562     2,811,219     3,075,077
  Tax-exempt securities                     340,367        362,726       672,904       752,494
  Interest and dividends on
   other investments                        372,841        319,466       650,301       638,121
  Dividends on FHLB and FRB stock            60,354         54,915       124,082       109,646
                                          ---------      ---------     ---------     ---------
     Total interest income                4,227,676      4,154,233     8,371,993     8,310,979
                                          ---------      ---------     ---------     ---------
Interest expense:
  Deposits                                1,604,654      1,502,993     3,254,957     3,034,163
  Borrowings                                930,174        898,611     1,826,284     1,809,740
                                          ---------      ---------     ---------     ---------
     Total interest expense               2,534,828      2,401,604     5,081,241     4,843,903
                                          ---------      ---------     ---------     ---------
     Net interest income before
      provision for loan losses           1,692,848      1,752,629     3,290,752     3,467,076
Provision for loan losses                    18,170          2,000        39,170         6,618
                                          ---------      ---------     ---------     ---------
     Net interest income after
      provision for loan losses           1,674,678      1,750,629     3,251,582     3,460,458
                                          ---------      ---------     ---------     ---------
Non-interest income:
  Loan fees and service charges              66,551         11,709        79,598        30,380
  Gain (loss) on sale of:
     Mortgage-backed securities,
      available for sale                        --         (17,365)          --        (17,365)
     Investment securities,
      available for sale                    143,398        157,083       274,635       157,083
  Other income                               43,686         18,342        75,864        36,838
                                          ---------      ---------     ---------     ---------
     Total non-interest income              253,635        169,769       430,097       206,936
                                          ---------      ---------     ---------     ---------
Non-interest expense:
  Compensation, employee benefits, and
   related expenses                         693,050        636,246     1,354,906     1,364,072
  Advertising and promotion                  39,280        136,095       182,706       219,859
  Occupancy and equipment expense           169,499        199,638       355,458       395,671
  Data processing                            33,324         33,426        65,622        62,716
  Insurance expense                          18,288         17,313        36,526        34,626
  Federal insurance premiums                 19,721         19,381        38,836        76,442
  Legal, audit, and examination services    148,046         63,315       210,238       152,037
  Other operating expenses                  102,626         87,571       176,790       179,337
                                          ---------      ---------     ---------     ---------
     Total non-interest expense           1,223,834      1,192,985     2,421,082     2,484,760
                                          ---------      ---------     ---------     ---------
Net income before income taxes              704,479        727,413     1,260,597     1,182,634
Provision for federal and state
  income taxes                              146,534        169,121       243,862       232,001
                                          ---------      ---------     ---------     ---------
      Net income                       $    557,945        558,292     1,016,735       950,633
                                          =========      =========     =========     =========
Earnings per share - basic                    $ .19            .16           .35           .27
                                                ---            ---           ---           ---
Earnings per share - diluted                    .19            .16           .34           .27
                                                ---            ---           ---           ---
Dividends declared per common share           $ .10            .06           .16           .12
                                                ---            ---           ---           ---


See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)


                                                                      Unrealized
                                                                       Gain on                     Common       Common
                                             Additional               Securities                   Stock        Stock
                                    Common    Paid-In      Retained    Available    Treasury      Acquired     Awarded
                                    Stock     Capital      Earnings    For Sale      Stock        by ESOP       by RRP        Total
                                    -----     -------      --------    --------      -----        -------       ------        -----
Balance at September 30, 1997     $ 39,675   38,452,948   22,100,190   1,382,560  (12,117,799)  (2,550,800)  (1,367,811) 45,938,963

  Additions (deductions) for the
    period ended March 31, 1998:

  Net income                                               1,016,735                                                      1,016,735

  Adjustment of
   securities to fair value,
   net of tax effect                                                       2,000                                              2,000

  Tax benefit related to
   employee stock plans                          18,630                                                                      18,630

  Exercise of stock
   options (13,934 shares)             139      161,844                                                                     161,983

  Amortization of award
   of RRP stock                                                                                                  186,516    186,516

  Contribution to fund ESOP loan                 71,319                                             105,800                 177,119

  Dividends declared on
   common stock                                             (458,585)                                                      (458,585)
                                    ------   ----------   ----------   ---------   ----------     ---------    ---------  ----------

Balance at March 31, 1998         $ 39,814   38,704,741   22,658,340   1,384,560  (12,117,799)   (2,445,000)  (1,181,295) 47,043,361
                                    ======   ==========   ==========   =========   ==========     =========    =========  ==========









See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                          Six Months Ended
                                                             March 31,
                                                   ----------------------------
                                                        1998             1997
                                                        ----             ----
                                                              (unaudited)
Cash flows from operating activities:
  Net income ...................................   $  1,016,735         950,633
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation ..............................        118,825         100,229
     Amortization of cost of stock
       benefit plans ...........................        363,635         325,675
     Provision for loan losses .................         39,170           6,618
     Decrease in deferred loan income ..........       (181,149)       (125,716)
     (Increase) decrease in prepaid and
       deferred federal and state income taxes .        349,012         (66,274)
     Loss on sale of mortgage-backed securities,
      available for sale .......................             --          17,365
     Gain on sale of investment securities,
      available for sale .......................       (274,635)       (157,083)
     (Increase) decrease in accrued interest
        receivable .............................       (126,889)        155,455
     Increase in accrued interest payable ......         30,900          19,000
     Decrease in other assets ..................          5,211          45,952
     Decrease in other liabilities .............       (100,187)       (780,733)
                                                   ------------    ------------
Net cash provided by operating activities ......      1,240,628         491,121
                                                   ------------    ------------
Cash flows from investing activities:
     Purchase of investment securities,
       available for sale ......................     (9,844,976)     (1,993,697)
     Purchase of investment securities .........        (46,203)        (97,492)
     Purchase of mortgage-backed securities,
       available for sale ......................     (6,043,208)     (7,161,782)
     Proceeds from sales of investment
       securities, available for sale ..........        674,622       9,472,341
     Proceeds from sales of mortgage-backed
       securities, available for sale ..........             --       1,816,256
     Proceeds from maturities of investment
      securities, available for sale ...........      3,292,233       3,919,859
     Proceeds from maturities of investment
      securities ...............................         91,604          43,778
     Proceeds from maturities of mortgage-backed
      securities, available for sale ...........      7,134,349       3,884,312
     Proceeds from maturities of mortgage-backed
      securities ...............................      4,668,597       2,969,463
     Purchase of Federal Home Loan Bank and
      Federal Reserve Bank stock ...............       (105,000)       (628,000)
     Disbursements for loans ...................    (12,831,391)     (8,566,205)
     Loan repayments ...........................      9,337,306       8,195,411
     Property and equipment expenditures .......        (78,181)       (147,180)
                                                   ------------    ------------
Net cash provided by (for) investing activities      (3,750,248)     11,707,064
                                                   ------------    ------------
Cash flows from financing activities:
     Proceeds from exercise of stock options ...        161,983              --
     Deposit receipts ..........................     35,771,078      36,471,711
     Deposit withdrawals .......................    (38,289,269)    (40,069,872)
     Interest credited to deposit accounts .....      2,234,790       2,208,009
     Proceeds from borrowed money ..............     30,800,000      91,100,000
     Repayment of borrowed money ...............    (28,300,000)    (89,200,000)
     Increase in advance payments by borrowers
      for taxes and insurance ..................        177,153         192,919
     Purchase of treasury stock ................             --      (7,821,106)
     Dividends paid on common stock ............       (437,637)       (433,370)
                                                   ------------    ------------
Net cash provided by (for) financing activities       2,118,098      (7,551,709)
                                                   ------------    ------------
Increase (decrease) in cash and cash equivalents       (391,522)      4,646,476
Cash and cash equivalents at beginning of period      2,090,984       1,181,231
                                                   ------------    ------------
Cash and cash equivalents at end of period .....   $  1,699,462       5,827,707
                                                   ============    ============
Cash paid during the period for:
     Interest ..................................   $  5,050,341       4,824,903
     Income taxes ..............................         62,388         279,000
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements

1. Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and six months ended March 31, 1998 and 1997 and cash flows for the six months ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Holding Company") and its consolidated subsidiaries Damen National Bank (the"Bank") and Dasch Inc. The results of operations for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share

         Earnings per share for the three and six month periods ended March 31, 1998 and 1997 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three and six month periods ended March 31, 1997 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

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

         Employers' Disclosures about Pension and Other Employee Benefits. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. The Company has not yet determined the impact of adopting this statement.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                  March 31, 1998 compared to September 30, 1997


Total assets increased $3.4 million to $234.5 million as of March 31, 1998 from $231.1 million as of September 30, 1997. Interest-bearing deposits decreased $406,000 to $1.2 million as of March 31, 1998 as compared to $1.6 million at September 30, 1997. Investment securities available-for-sale increased $6.1 million to $42.0 million at March 31, 1998 from $35.9 million at September 30, 1997 due primarily to purchases of $9.8 million exceeding sales and maturities of $3.7 million. Purchases were primarily callable government agency notes. Mortgage-backed securities held to maturity decreased $4.7 million to $23.2 million at March 31, 1998 from $27.9 million at September 30, 1997 due primarily to repayments. Mortgage-backed securities available-for-sale decreased $1.1 million to $55.6 million at March 31, 1998 from $56.7 million at September 30, 1997 due primarily to purchases of $6.0 million exceeded by repayments of $7.1 million. Loans receivable increased $3.6 million to $100.9 million at March 31, 1998 from $97.2 million at September 30, 1997 due primarily to new loan originations of $12.1 million and loan purchases of $700,000 exceeding repayments of $9.3 million.

Total deposits decreased $283,000 to $125.5 million at March 31, 1998 from $125.7 million at September 30, 1997 due to savers seeking higher returns in alternative investments. Federal Home Loan Bank advances increased $2.5 million to $59.0 million at March 31, 1998 from $56.5 million at September 30, 1997. The additional advances were used primarily to fund loan growth.

Stockholders' equity increased $1.1 million to $47.0 million at March 31, 1998 from $45.9 million at September 30, 1997 due primarily to net income of $1.0 million, proceeds of exercised stock options of $162,000 and reductions in stock acquired by the RRP and ESOP plans of $364,000, partially offset by cash dividends paid totaling $459,000. At March 31, 1998 book value per share was $15.06, an increase of $.28 from $14.78 at September 30, 1997. The Company had paid a cash dividend of $.06 per share each quarter starting with the quarter ended September 30, 1996 and increased the dividend to $.10 per share for the quarter ended December 31, 1997. At March 31, 1998, there were 3,123,154 shares of common stock outstanding.

                              Results of Operations

The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses.

                     Comparison of Operating Results for the
                     Quarters Ended March 31, 1998 and 1997

Net Income. The Company's net income for the three months ended March 31, 1998 was $558,000 as compared to $559,000 for the same period in 1997, a decrease of $1,000.

Interest Income. Total interest income for the quarter ended March 31, 1998 increased $74,000 to $4.2 million from $4.1 million a year ago due to an increase in the yield on average interest-earning assets to 7.46% from 7.31%, partially offset by a decrease in average interest-earning assets of $776,000 to $226.6 million from $227.3 million.

Interest Expense. The Company's interest expense for the quarter ended March 31, 1998 increased by $133,000 to $2.5 million compared to $2.4 million a year ago due to an increase in average interest-bearing liabilities to $185.5 million at March 31, 1998 from $177.3 million a year ago and an increase in the average rate to 5.47% from 5.42%. The increase in rates was primarily the result of certificates of deposits and borrowings being renewed at higher rates. The increase in average interest-bearing liabilities resulted from an increase in the average balance of borrowed money of $1.9 million and an increase in the average balance of savings deposits of $6.4 million.

Provision for Loan Losses. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimation losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

The Company's provision for loan losses was $18,000 for the quarter ended March 31, 1998 compared to $2,000 for the same quarter the prior year. Non-performing loans decreased to $184,000 from $275,000 at December 31, 1997, however, mortgage loans on commercial properties increased $1.2 million and secured lines of credit increased $600,000.

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

Non-Interest Income. The Company's non-interest income was $254,000 for the quarter ended March 31, 1998 compared to $170,000 for the same quarter a year ago. The increase of $84,000 was due primarily to an increase of $55,000 in loan fees due to increased lending activity and increased prepayments as well as an increase in other non-interest income of $25,000 due primarily to increased rental income from previously vacant office space.

Non-Interest Expense. The Company's non-interest expense increased $31,000 for the quarter ended March 31, 1998 to $1.2 million due primarily to an increase of $85,000 in professional fees, an increase of $57,000 in compensation and benefits and an increase in other operating expenses of $15,000, partially offset by a decrease in advertising and promotions of $97,000 and occupancy and equipment expense of $30,000.

Provision for Income Taxes. Tax expense for the quarter ended March 31, 1998 was $147,000 compared to $169,000 for the same quarter in 1997. The decrease of $22,000 was due primarily to a lower effective tax rate caused by an increase in low-income housing tax credits and state income tax-exempt securities.

                     Comparison of Operation Results for the
                    Six Months Ended March 31, 1998 and 1997

Net Income. The Company's net income for the six months ended March 31, 1998 was $1,017,000 as compared to $951,000 for the same period in 1997, or an increase of $66,000. An increase in net gains on the sale of investments available-for-sale of $135,000, and an increase of $88,000 in loan fees and other income as well as a decrease in non-interest expense of $63,000, was partially offset by a decrease in net interest income of $176,000, an increase in the provision for loan losses of $33,000 and an increase in income taxes of $12,000.

Interest Income. Total interest income for the six months ended March 31, 1998 increased $61,000 to $8.4 million from $8.3 million a year ago due to an increase in the yield on average interest-earning assets of .12% to 7.46% from 7.32% partially offset by a decrease in average interest-earning assets of $2.6 million.

Interest Expense. The Company's interest expense increased $237,000 to $5.1 million for the six months ended March 31, 1998 from $4.8 million a year ago. The increase was due to an increase in average interest-bearing liabilities of $6.8 million to $183.6 million at March 31, 1998 from $176.8 million a year ago and an increase in the average rate to 5.53% from 5.48% The increase in rates was primarily the result of certificates of deposits and borrowed money being renewed at higher rates. The increase in average interest-bearing liabilities resulted from an increase in the average balance of savings deposits of $6.8 million.

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

The Company's provision for loan losses was $39,000 for the six months ended March 31, 1998 compared to $7,000 for the same period in the prior year. This year's provision was due primarily to an increase in mortgage loans, home equity line of credit loans and commercial loans.

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

Non-Interest Income. The Company's non-interest income increased $223,000 for the six months ended March 31, 1998 to $430,000 from $207,000 for the same period one year ago. The increase was due primarily to an increase of $135,000 in net gains on the sale of investments available-for-sale, an increase of $49,000 in loan fees and an increase of $39,000 in other income due primarily to rental income from previously vacant office space.

Non-Interest Expense. The Company's non-interest expense decreased $65,000 for the six months ended March 31, 1998 to $2.4 million from $2.5 million for the same period one year ago. The decrease resulted primarily from decreases of $9,000 in compensation and benefits, $37,000 from advertising and promotions, $40,000 from occupancy and equipment and $37,000 from Federal insurance premiums, partially offset by an increase of $58,000 in professional fees.

Provision for Income Taxes. Tax expense for the six months ended March 31, 1998 increased $12,000 to $244,000 compared to $232,000 for the comparable period in 1997. The increased expense was due to an increase in pre-tax income.

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

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1998 and September 30, 1997, cash and cash equivalents totaled $1.7 million and $2.1 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the six months ended March 31, 1998, deposits decreased $283,000 and the Bank's net (proceeds less repayments) financing activity with the FHLB increased $2.5 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At March 31, 1998 the Company has outstanding loan commitments totaling $1,616,000, and unused lines of credit granted totaling $1,179,000.

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

At March 31, 1998, the Bank had Tier 1 capital of $40.5 million or 17.3% of adjusted total assets and Tier 2 capital of $40.9 million or 46.8% of total risk-weighted assets.

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

                                                     March 31,     September 30,
                                                       1998            1997
                                                   ------------     ------------
                                                       (Dollars in Thousands)
Non-accruing loans:
 One-to-four family..........................       $   99             $  197
 Multi-family................................           85                 --
 Commercial real estate. ....................           --                 --
 Consumer....................................           --                 --
                                                      ----                ---
   Total.....................................          184                197
                                                      ----               ----
Foreclosed assets:
 Commercial and multi-family real estate.....           79                 79
                                                      ----               ----

Total non-performing assets..................       $  263             $  276
                                                      ====               ====

Total as a percentage of total assets........          .11%               .12%
                                                       ===                ===

For the six months ended March 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $7,400.

In addition to the non-performing assets set forth in the table above, as of March 31, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

                               Recent Developments

On April 21, 1998 the Board of Directors approved a cash dividend of $.12 per share to be payable May 15, 1998 to shareholders of record on May 1, 1998.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

         None.

Item 2. CHANGES IN SECURITIES

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders (the "Meeting") of Damen Financial Corporation was held January 27, 1998 at 10:30 AM at the Holiday Inn located at 3405 Algonquin Road, Rolling Meadows, Illinois.

     (b) Proxies for the meeting were solicited pursuant to Section 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

     (c)  The  following  are the  results  of  each  matter  voted  upon at the
          Meeting:

          (i)  The election of Directors:

                                                                     Broker
                                             For       Withheld     Non-Vote
                                             ---       --------     --------
             Carol A. Diver               2,163,727     762,596        0
             Nicholas J. Raino            2,160,178     766,145        0

             The continuing Directors are:

                                                      Expiration
                                                      of Term as
                                                        Director
                                                        --------

             Edward R. Tybor                             1999
             Charles J. Caputo                           1999
             Janine M. Poronsky                          1999
             Mary Beth Poronsky Stull                    2000
             Albert C. Baldermann                        2000


          (ii) The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditor for the Company for the fiscal year ended September 30, 1998:

                  Votes For:               2,820,280
                                           ---------
                  Votes Against:              75,693
                                           ---------
                  Abstentions:                30,350
                                           ---------


        (iii) A proposal by a stockholder of the Company recommending that the Board of Directors of Damen Financial Corporation engage the services of a leading banking firm specializing in financial institutions to make recommendations to the Board of Directors as to specific actions to be taken to enhance shareholder value.

                  Votes For:               1,129,217
                                           ---------
                  Votes Against:           1,167,103
                                           ---------
                  Abstentions:                42,198
                                           ---------
                  Non-Votes:                 587,805
                                           ---------

                           PART II - OTHER INFORMATION
                                   (continued)


Item 5. OTHER INFORMATION

         Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DAMEN FINANCIAL CORPORATION
                                   Registrant



DATE:  May 8, 1998


BY: /s/ Mary Beth Poronsky Stull
    -----------------------------------
    Mary Beth Poronsky Stull
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)




BY: /s/ Gerald J. Gartner
---------------------------------------
    Gerald J. Gartner
    Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                                                            Page
-----------                                                            ----


   11       Statement regarding Computation of Earnings Per Share       19

   27       Financial Data Schedule                                     20