Form 10-Q
period 1998-06-30
DAMEN FINANCIAL CORP
filed 1998-08-14
CIK 947223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission File Number 0-26574

                           DAMEN FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                  36-4029638
----------------------------                                     ---------------
(State or other jurisdiction                                     I.R.S. Employer
    of incorporation or                                           Identification
       organization)                                                  Number


200 West Higgins Road, Schaumburg, Illinois                           60195
-------------------------------------------                        ----------
(Address of Principal executive offices)                           (Zip Code)

Registrant telephone number, including area code:                 (847) 882-5320
                                                                  --------------

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X    No
             -----    -----

     As of August 10, 1998 there were 2,967,154 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Business Disclosure Format(check one): Yes      No   X
                                                                  -----    -----

                          DAMEN FINANCIAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition at
              June 30, 1998 (Unaudited) and September 30, 1997                4

              Consolidated Statements of Earnings for the three
              and nine months ended June 30, 1998 and 1997 (unaudited)        5

              Consolidated Statement of Changes in
              Stockholders' Equity for the nine months
              ended June 30, 1998 (unaudited)                                 6

              Consolidated Statements of Cash Flows for the nine
              months ended June 30, 1998 and 1997 (unaudited)                 7

              Notes to Unaudited Consolidated Financial Statements           8-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-14


Part II. OTHER INFORMATION                                                   15

     Signatures                                                              16

     Index to Exhibits                                                       17

     Earnings Per Share Analysis (Exhibit 11)                                18

     Financial Data Schedule (Exhibit 27)                                    19

                         PART I - FINANCIAL INFORMATION

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                               June 30,     September 30,
                                                                 1998            1997
                                                           -------------    -------------
                                                             (unaudited)
Assets
------
Cash and amounts due from depository institutions ........  $    559,610         500,455
Interest-bearing deposits ................................       268,636       1,590,529
                                                            ------------     -----------
   Total cash and cash equivalents .......................       828,246       2,090,984
Investment securities (fair value: $1,767,700 at
  June 30, 1998 and $1,845,400 at September 30, 1997) ....     1,767,679       1,845,383
Investment securities, available for sale, at fair value .    43,444,652      35,874,298
Mortgage-backed securities (fair value: $19,448,200 at
  June 30, 1998 and $27,548,700 at September 30, 1997) ...    19,535,414      27,869,570
Mortgage-backed securities, available for sale,
  at fair value ..........................................    51,644,861      56,740,190
Loans receivable (net of allowance for loan
  losses: $410,000 at June 30, 1998 and $332,000
  at September 30, 1997) .................................   106,663,928      97,244,031
Foreclosed real estate ...................................            --          79,000
Stock in Federal Home Loan Bank of Chicago
  and Federal Reserve Bank of Chicago ....................     3,620,650       3,698,500
Accrued interest receivable ..............................     1,647,191       1,551,284
Office properties and equipment - net ....................     3,435,475       3,473,326
Prepaid expenses and other assets ........................       597,167         642,654
                                                            ------------     -----------
   Total assets ..........................................   233,185,263     231,109,220
                                                            ============     ===========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits .................................................   122,454,440     125,746,001
Borrowed money ...........................................    59,500,000      56,500,000
Advance payments by borrowers for taxes and insurance ....     1,802,686         722,141
Other liabilities ........................................     2,024,427       2,202,115
                                                            ------------     -----------
   Total liabilities .....................................   185,781,553     185,170,257
                                                            ------------     -----------
Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding .......................            --              --
Common stock, $.01 par value; authorized
  4,500,000 shares;  3,981,434 shares issued and
  3,123,154 shares outstanding at June 30, 1998
  and 3,967,500 shares issued and 3,109,220 shares
  outstanding at September 30, 1997 ......................        39,814          39,675
Additional paid-in capital ...............................    38,809,643      38,452,948
Retained earnings, substantially restricted ..............    22,775,229      22,100,190
Unrealized gain on securities available for sale,
  net of income taxes ....................................     1,376,960       1,382,560
Treasury stock, at cost (858,280 shares at June 30, 1998
  and September 30, 1997) ................................   (12,117,799)    (12,117,799)
Common stock acquired by Employee Stock Ownership Plan ...    (2,392,100)     (2,550,800)
Common stock awarded by Recognition and Retention Plan ...    (1,088,037)     (1,367,811)
                                                            ------------     -----------
   Total stockholders' equity ............................    47,403,710      45,938,963
                                                            ------------     -----------
   Total liabilities and stockholders' equity ............  $233,185,263     231,109,220
                                                            ============     ===========

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                             Three Months Ended        Nine Months Ended
                                                  June 30,                  June 30,
                                           ----------------------   -----------------------
                                              1998         1997        1998         1997
                                           ----------   ---------   ----------   ----------
                                                 (unaudited)              (unaudited)
Interest income:
  Loans ................................   $2,099,866   1,929,330    6,213,353    5,664,971
  Mortgage-backed securities ...........    1,281,042   1,505,616    4,092,261    4,580,693
  Tax-exempt securities ................      328,353     322,718    1,001,257    1,075,212
  Interest and dividends on
    other investments ..................      377,154     264,356    1,027,455      902,477
  Dividends on FHLB and FRB stock ......       58,775      61,210      182,857      170,856
                                           ----------   ---------   ----------   ----------
      Total interest income ............    4,145,190   4,083,230   12,517,183   12,394,209
                                           ----------   ---------   ----------   ----------
Interest expense:
  Deposits .............................    1,581,535   1,526,802    4,836,492    4,560,965
  Borrowings ...........................      904,787     934,425    2,731,071    2,744,165
                                           ----------   ---------   ----------   ----------
      Total interest expense ...........    2,486,322   2,461,227    7,567,563    7,305,130
                                           ----------   ---------   ----------   ----------
      Net interest income before
        provision for loan losses ......    1,658,868   1,622,003    4,949,620    5,089,079
Provision for loan losses ..............       41,751      30,000       80,921       36,618
                                           ----------   ---------   ----------   ----------
      Net interest income after
        provision for loan losses ......    1,617,117   1,592,003    4,868,699    5,052,461
                                           ----------   ---------   ----------   ----------
Non-interest income:
  Loan fees and service charges ........       53,360       5,947      132,958       36,327
  Gain (loss) on sale of:
    Mortgage-backed securities,
      available for sale ...............           --          --           --      (17,365)
    Investment securities,
      available for sale ...............      109,922          --      384,557      157,083
  Other income .........................       56,734      17,597      132,598       54,435
                                           ----------   ---------   ----------   ----------
      Total non-interest income ........      220,016      23,544      650,113      230,480
                                           ----------   ---------   ----------   ----------
Non-interest expense:
  Compensation, employee benefits, and
    related expenses ...................      711,672     659,260    2,066,578    2,023,332
  Advertising and promotion ............       75,393     175,134      258,099      394,993
  Occupancy and equipment expense ......      184,719     206,325      540,177      601,996
  Data processing ......................       54,052      28,683      119,674       91,399
  Insurance expense ....................       19,460      17,313       55,986       51,939
  Federal insurance premiums ...........       19,727      19,382       58,563       95,824
  Legal, audit, and examination services      122,290      64,599      332,528      216,636
  Other operating expenses .............       94,172      88,801      270,962      268,138
                                           ----------   ---------   ----------   ----------
      Total non-interest expense .......    1,281,485   1,259,497    3,702,567    3,744,257
                                           ----------   ---------   ----------   ----------
Net income before income taxes .........      555,648     356,050    1,816,245    1,538,684
Provision for federal and state
  income taxes .........................       93,320      64,546      337,182      296,547
                                           ----------   ---------   ----------   ----------
      Net income .......................   $  462,328     291,504    1,479,063    1,242,137
                                           ==========   =========   ==========   ==========
Earnings per share--basic ..............         $.16         .10          .51          .37
                                                 ----        ----         ----         ----
Earnings per share--diluted ............          .15         .10          .49          .37
                                                 ----        ----         ----         ----

Dividends declared per common share ....         $.12         .06          .28          .18
                                                 ----        ----         ----         ----

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                         Nine Months Ended June 30, 1998

                                   (Unaudited)

                                                                     Unrealized
                                                                       Gain on                    Common       Common
                                              Additional             Securities                   Stock        Stock
                                      Common    Paid-In    Retained   Available    Treasury      Acquired     Awarded
                                      Stock     Capital    Earnings   For Sale       Stock       by ESOP       by RRP       Total
                                     -------  ----------  ---------- ----------  ------------  -----------  -----------  ----------
Balance at September 30, 1997 ...... $39,675  38,452,948  22,100,190  1,382,560  (12,117,799)  (2,550,800)  (1,367,811)  45,938,963

  Additions (deductions) for the
    period ended June 30, 1998:

    Net income .....................                       1,479,063                                                      1,479,063

    Adjustment of securities
      to fair value,
      net of tax effect ............                                     (5,600)                                             (5,600)

    Tax benefit related to
      employee stock plans .........              83,730                                                                     83,730

    Exercise of stock
      options (13,934 shares) ......     139     161,844                                                                    161,983

    Amortization of award
      of RRP stock .................                                                                           279,774      279,774

    Contribution to fund ESOP loan .             111,121                                          158,700                   269,821

    Dividends declared on
      common stock .................                        (804,024)                                                      (804,024)
                                     -------  ----------  ----------  ---------  -----------   ----------   ----------   ----------
Balance at June 30, 1998 ........... $39,814  38,809,643  22,775,229  1,376,960  (12,117,799)  (2,392,100)  (1,088,037)  47,403,710
                                     =======  ==========  ==========  =========  ===========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                      Nine Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      1998           1997
                                                                  ------------   -----------
                                                                          (unaudited)
Cash flows from operating activities:
  Net income ..................................................   $  1,479,063     1,242,137
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation .............................................        178,797       149,516
     Amortization of cost of stock benefit plans ..............        549,595       521,932
     Provision for loan losses ................................         80,921        36,618
     Decrease in deferred loan income .........................       (259,565)     (233,591)
     (Increase) decrease in prepaid and deferred federal
       and state income taxes .................................        241,321      (107,018)
     (Gain) loss on sale of mortgage-backed securities,
       available for sale .....................................             --        17,365
     Gain on sale of investment securities, available for sale        (384,557)     (157,083)
     (Increase) decrease in accrued interest receivable .......        (95,907)      254,932
     Increase (decrease) in accrued interest payable ..........         41,900       (19,000)
     (Increase) decrease in other assets ......................        (45,626)       33,066
     Decrease in other liabilities ............................       (317,311)     (698,800)
                                                                  ------------   -----------
Net cash provided by operating activities .....................      1,468,631     1,040,074
                                                                  ------------   -----------
Cash flows from investing activities:
     Purchase of investment securities, available for sale ....    (15,344,351)   (3,826,592)
     Purchase of investment securities ........................        (49,324)     (172,481)
     Purchase of mortgage-backed securities, available for sale     (7,039,146)   (8,173,518)
     Proceeds from sales of investment securities,
       available for sale .....................................      2,141,049     9,472,341
     Proceeds from sales of mortgage-backed securities,
       available for sale .....................................             --     1,816,256
     Proceeds from maturities of investment securities,
       available for sale .....................................      5,999,505     4,194,823
     Proceeds from maturities of investment securities ........        127,028        98,709
     Proceeds from maturities of mortgage-backed securities,
       available for sale .....................................     12,142,475     5,550,749
     Proceeds from maturities of mortgage-backed securities ...      8,334,156     4,545,871
     Proceeds from redemption of Federal Home Loan Bank stock .        305,000        55,500
     Purchase of Federal Home Loan Bank and
       Federal Reserve Bank stock .............................       (227,150)     (643,500)
     Disbursements for loans originated and purchased .........    (24,908,455)  (17,222,091)
     Loan repayments ..........................................     15,746,202    13,313,988
     Property and equipment expenditures ......................       (140,946)     (144,883)
                                                                  ------------   -----------
Net cash provided by (for) investing activities ...............     (2,913,957)    8,865,172
                                                                  ------------   -----------
Cash flows from financing activities:
     Proceeds from exercise of stock options ..................        161,983            --
     Deposit receipts .........................................     55,974,121    57,039,136
     Deposit withdrawals ......................................    (62,579,853)  (59,012,786)
     Interest credited to deposit accounts ....................      3,314,171     3,325,991
     Proceeds from borrowed money .............................     41,200,000   139,700,000
     Repayment of borrowed money ..............................    (38,200,000) (140,800,000)
     Increase in advance payments by borrowers
       for taxes and insurance ................................      1,080,545     1,078,385
     Purchase of treasury stock ...............................             --    (8,103,611)
     Dividends paid on common stock ...........................       (768,379)     (815,132)
                                                                  ------------   -----------
Net cash provided by (for) financing activities ...............        182,588    (7,588,017)
                                                                  ------------   -----------
Increase (decrease) in cash and cash equivalents ..............     (1,262,738)    2,317,229
Cash and cash equivalents at beginning of period ..............      2,090,984     1,181,231
                                                                  ------------   -----------
Cash and cash equivalents at end of period ....................   $    828,246     3,498,460
                                                                  ============   ===========
Cash paid during the period for:
     Interest .................................................   $  7,525,663     7,324,130
     Income taxes .............................................        242,388       350,142
                                                                  ============   ===========

See accompanying notes to consolidated financial statements.

                           Damen Financial Corporation
                                and Subsidiaries


Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and nine months ended June 30, 1998 and 1997 and cash flows for the nine months ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Holding Company") and its consolidated subsidiaries Damen National Bank (the"Bank") and Dasch Inc. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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

3.   Earnings Per Share

     Earnings per share for the three and nine month periods ended June 30, 1998 and 1997 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three and nine month periods ended June 30, 1997 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

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

     Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial condition or results of operations.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. Management does not believe that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial condition or results of operations.

     Employers' Disclosures about Pension and Other Employee Benefits. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not believe that adoption of SFAS No. 132 will have a material impact on the Company's consolidated financial condition or results of operations.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                  June 30, 1998 compared to September 30, 1997.


Total assets increased $2.1 million to $233.2 million as of June 30, 1998 from $231.1 million as of September 30, 1997. Interest-bearing deposits decreased $1.3 million to $269,000 as of June 30, 1998 as compared to $1.6 million at September 30, 1997. Investment securities available-for-sale increased $7.6 million to $43.5 million at June 30, 1998 from $35.9 million at September 30, 1997 due primarily to purchases of $15.3 million exceeding sales and maturities of $7.7 million. Purchases were primarily callable government agency notes. Mortgage-backed securities held to maturity decreased $8.3 million to $19.6 million at June 30, 1998 from $27.9 million at September 30, 1997 due primarily to repayments. Mortgage-backed securities available-for-sale decreased $5.1 million to $51.6 million at June 30, 1998 from $56.7 million at September 30, 1997 due primarily to purchases of $7.0 million exceeded by repayments of $12.1 million. Loans receivable increased $9.5 million to $106.7 million at June 30, 1998 from $97.2 million at September 30, 1997 due primarily to new residential loan originations of $23.5 million and residential construction loan purchases of $1.4 million exceeding repayments of $15.8 million. Originations increased due to relatively attractive interest rates available.

Total deposits decreased $3.3 million to $122.4 million at June 30, 1998 from $125.7 million at September 30, 1997 due to savers seeking higher returns in alternative investments. Federal Home Loan Bank advances increased $3.0 million to $59.5 million at June 30, 1998 from $56.5 million at September 30, 1997. The additional advances were used primarily to fund loan growth.

Stockholders' equity increased $1.5 million to $47.4 million at June 30, 1998 from $45.9 million at September 30, 1997 due primarily to net income of $1.5 million, proceeds of exercised stock options of $162,000 and reductions in stock acquired by the RRP and ESOP plans of $550,000, partially offset by cash dividends paid totaling $804,000. At June 30, 1998 book value per share was $15.18, an increase of $.40 from $14.78 at September 30, 1997. The Company had paid a cash dividend of $.06 per share each quarter starting with the quarter ended September 30, 1996, and increased the dividend to $.10 per share for the quarter ended December 31, 1997, and to $.12 per share for the quarter ended March 31, 1998. At June 30, 1998, there were 3,123,154 shares of common stock outstanding.


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


                     Comparison of Operating Results for the
                     Quarters Ended June 30, 1998 and 1997.

Net Income. The Company's net income for the three months ended June 30, 1998 was $462,000 as compared to $292,000 for the same period in 1997, an increase of $170,000. This increase was due primarily to increases in net interest income of $37,000, loan related fees of $47,000, rental income of $26,000 and an increase in gains on the sale of investments available-for-sale of $110,000, partially offset by an increase in the loan loss provision of $12,000, non-interest expense of $22,000, and income taxes of $29,000.

Interest Income. Total interest income for the quarter ended June 30, 1998 increased $62,000 to $4.2 million from $4.1 million a year ago due to an increase in average interest-earning assets of $4.6 million to $225.0 million from $220.4 million, partially offset by a decrease in the yield on average interest-earning assets to 7.37% from 7.41%.

Interest Expense. The Company's interest expense increased $25,000 for the quarter ended June 30, 1998 compared to a year ago due to an increase in average interest-bearing liabilities to $183.3 million at June 30, 1998 from $178.4 million a year ago, partially offset by a decease in the average interest rate to 5.43% from 5.52%. The increase in average interest bearing liabilities resulted from an increase in the average balance of savings deposits of $6.2 million partially offset by a decrease in the average balance of borrowed money of $1.3 million.

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

The Company's provision for loan losses was $42,000 for the quarter ended June 30, 1998 compared to $30,000 for the same quarter in the prior year. Non-performing loans increased to $428,000 from $184,000 at March 31, 1998.

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

Non-Interest Income. The Company's non-interest income was $220,000 for the quarter ended June 30, 1998 compared to $24,000 for the same quarter a year ago. The increase of $196,000 was due primarily to an increase of $110,000 in net realized gains on securities available for sale, an increase of $47,000 in loan fees due to increased lending activity and increased prepayments, and an increase in other non-interest income of $39,000 due primarily to increased rental income from previously vacant office space.

Non-Interest Expense. The Company's non-interest expense increased $22,000 for the quarter ended June 30, 1998 due primarily to an increase of $57,000 in professional fees, an increase of $53,000 in compensation and benefits and an increase in data processing expenses of $25,000, partially offset by a decrease in advertising and promotion of $100,000 due to a decrease in loan and special certificate promotions and a decrease in occupancy and equipment expense of $21,000.

Provision for Income Taxes. Tax expense for the quarter ended June 30, 1998 was $93,000 compared to $65,000 for the same quarter in 1997. The increase of $28,000 was due primarily to an increase in pre-tax income partially offset by a lower effective tax rate caused by an increase in low-income housing tax credits and state income tax-exempt securities.


                     Comparison of Operation Results for the
                    Nine Months Ended June 30, 1998 and 1997.

Net Income. The Company's net income for the nine months ended June 30, 1998 was $1.5 million as compared to $1.2 million for the same period in 1997, or an increase of $237,000. An increase in net gains on the sale of investments available-for-sale of $245,000, an increase of $97,000 in loan fees, an increase of $54,000 in rental income, and a decrease of $42,000 in non-interest expense was partially offset by a decrease in net interest income of $139,000, an increase in the loan loss provision of $44,000, and an increase in income taxes of $40,000.

Interest Income. Total interest income for the nine months ended June 30, 1998 increased $123,000 to $12.5 million from $12.4 million a year ago due primarily to an increase in the yield on average interest-earning assets of .08% to 7.43% from 7.35%, partially offset by a decrease in average interest-earning assets of $146,000.

Interest Expense. The Company's interest expense increased $263,000 to $7.6 million for the nine months ended June 30, 1998 from $7.3 million a year ago. The increase was due to an increase in average interest-bearing liabilities of $6.1 million to $183.5 million at June 30, 1998 from $177.4 million a year ago, as well as an increase in the average rate to 5.50% from 5.49%. The increase in average interest-bearing liabilities resulted from an increase in the average balance of savings deposits of $6.6 million partially offset by a decrease in the average balance of borrowed money of $500,000.

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

The Company's provision for loan losses was $81,000 for the nine months ended June 30, 1998 compared to $37,000 for the same period in the prior year. This year's provision was due primarily to an increase in mortgage loans, home equity line of credit loans, and commercial loans.

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

Non-Interest Income. The Company's non-interest income increased $420,000 for the nine months ended June 30, 1998 to $650,000 from $230,000 for the same period one year ago. The increase was due primarily to an increase of $245,000 in net realized gains on the sale of investments available-for-sale, an increase of $97,000 in loan fees, and an increase of $54,000 in rental income from previously vacant office space.

Non-Interest Expense. The Company's non-interest expense decreased $42,000 for the nine month's ended June 30, 1998 from the same period one year ago. The decrease resulted primarily from decreases in advertising and promotion of $137,000, occupancy and equipment expense of $62,000, and federal insurance premiums of $37,000, partially offset by increases of $44,000 in compensation and benefits, data processing expense of $29,000, and professional fees of $116,000.

Provision for Income Taxes. Tax expense for the nine months ended June 30, 1998 increased $40,000 to $337,000 compared to $297,000 for the comparable period in 1997. The increased expense was due to an increase in pre-tax income.

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

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1998 and September 30, 1997, cash and cash equivalents totaled $828,000 and $2.1 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the nine months ended June 30, 1998, deposits decreased $3.3 million and the Bank's net (proceeds less repayments) financing activity with the FHLB increased $3.0 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 1998 the Company has outstanding loan commitments totaling $3.9 million, and unused lines of credit granted totaling $1.3 million.

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

At June 30, 1998, the Bank had Tier 1 capital of $41.1 million or 17.8% of adjusted total assets and Tier 2 capital of $41.5 million or 45.8% of total risk-weighted assets.

                              Non-Performing Assets

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collaterized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At June 30, 1998, the Company had no restructured loans or foreclosed assets.

                                                      June 30,     September 30,
                                                        1998           1997
                                                      --------     -------------
                                                        (Dollars in Thousands)
Non-accruing loans:
  One-to-four family.............................      $ 350           $ 197
  Multi-family...................................         53              --
  Commercial real estate. .......................         --              --
  Consumer.......................................         25              --
                                                       -----           -----
    Total........................................        428             197
                                                       -----           -----
Foreclosed assets:
  Commercial and multi-family real estate........         --              79
                                                       -----           -----
Total non-performing assets......................      $ 428           $ 276
                                                       =====           =====
Total as a percentage of total assets............        .18%            .12%
                                                       =====           =====

For the nine months ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $25,700.

In addition to the non-performing assets set forth in the table above, as of June 30, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

                               Recent Developments

On July 10, 1998, Damen Financial Corporation announced its intention to repurchase up to 5% of its outstanding shares in the open market over the next six month period.

On July 21, 1998, the Board of Directors approved a cash dividend of $.12 per share to be payable August 17, 1998 to shareholders of record on July 31, 1998.

The Board of Directors has determined that the 1999 Annual Meeting of Stockholders will be held on January 25, 1999 at 9:30 A.M.

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
          -----------------
          None.

Item 2.   CHANGES IN SECURITIES
          ---------------------
          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None.

Item 5.   OTHER INFORMATION
          -----------------
          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Computation of earnings per share (Exhibit 11 filed herewith) Financial Data Schedule (Exhibit 27 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

          (c)  Amended and Restated Bylaws.

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



DATE:  August 10, 1998


BY: /s/ Mary Beth Poronsky Stull
    ----------------------------
    Mary Beth Poronsky Stull
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)


BY: /s/ Gerald J. Gartner
    ----------------------------
    Gerald J. Gartner
    Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


     Exhibit No.
     -----------
          3           Amended and Restated Bylaws

         11           Statement regarding Computation of Earnings Per Share

         27           Financial Data Schedule