Form 10-K405
period 1998-09-30
DAMEN FINANCIAL CORP
filed 1998-12-30
CIK 947223

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended September 30, 1998

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



         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 9, 1998, there were issued and outstanding 2,820,154 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 9, 1998 was approximately $40.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Proxy Statement for the Annual Meeting of Stockholders to be held in 1999 for the fiscal year ended September 30, 1998.


================================================================================

                                TABLE OF CONTENTS




PART I

Item 1.    Business............................................................1
Item 2.    Properties.........................................................10
Item 3.    Legal Proceedings..................................................10
Item 4.    Submission of Matters to a Vote of Security Holders................10

PART II

Item 5.    Market for Registrant's Common Equity and
                Related Stockholder Matters...................................11
Item 6.    Selected Consolidated Financial Data...............................11
Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................14
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.........43
Item 8.    Financial Statements and Supplementary Data........................44
Item 9.    Changes In and Disagreements with Accountants .....................69

PART III

Item 10.   Directors and Executive Officers of the Registrant.................69
Item 11.   Executive Compensation.............................................69
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....69
Item 13.   Certain Relationships and Related Transactions.....................69

PART IV

Item 14.   Exhibits and Reports on Form 8-K...................................70

                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Damen Financial Corporation, a Delaware corporation ("DFIN" or the "Company"), was formed in 1995 at the direction of Damen Federal Savings Bank (the "Savings Bank") for the purpose of becoming a savings and loan holding company and owning all of the outstanding stock of the Savings Bank issued on September 29, 1995 in connection with the Savings Bank's conversion from the mutual to stock form of organization (the "Conversion"). The Company issued 3,967,500 shares of Common Stock at $10.00 per share in the Conversion. On February 27, 1997, the Savings Bank converted from a federal savings bank to a national bank (the "Bank Conversion"), and in connection therewith changed its name to Damen National Bank ("Damen" or the "Bank"). Upon consummation of the Bank Conversion, the Company de-registered as a thrift holding company and registered as a bank holding company.

         At September 30, 1998, the Company had total assets of $228.0 million, deposits of $115.7 million and stockholders' equity of $45.3 million. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "DFIN." Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

         The Bank was originally chartered in 1916 to service a primarily Slovak community on Chicago's South Side and became a federal savings bank in 1990. The Company serves the financial needs of communities in its market area through its main office located in Schaumburg, Illinois and two branch offices located in Chicago and Burbank, Illinois.

         The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one- to four-family residential mortgage loans and, to a much lesser extent, multi-family and commercial real estate and commercial consumer loans primarily in its market area. See the "Lending Activities," section of Management's Discussion and Analysis of Financial Condition and Results of Operations below. At September 30, 1998, $84.9 million, or 76.43% of the Company's total loan portfolio consisted of residential one- to four-family mortgage loans.

         The Company also invests in mortgage-backed and related securities and investment securities and other permissible investments. See "Investment Activities--Investment Securities" and "--Mortgage-Backed and Related Securities," section of Management's Discussion and Analysis of Financial Condition and Results of Operations below.

SUBSIDIARY ACTIVITIES

         At September 30, 1998 the Bank had one wholly-owned service corporation, Dasch, Inc. ("Dasch"). The principal activity of Dasch is to offer investment products and services thru INVEST Financial Corporation, a large financial service company which provides support with marketing, financial planning programs, market research and a wide variety of investment products. In late 1997, Dasch hired an experienced full-time sales representative to provide investment products and services at all three Bank locations. Net income of Dasch for the years ended September 30, 1998, 1997 and 1996 was ($39,683), $2,999 and $3,895, respectively.

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

         The Bank attracts its deposits through its main and branch offices, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds and securities firms located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, interbranch deposit and withdrawal privileges and a customer oriented staff. The Bank's share of the loan and deposit markets in its three market areas is 4.57% in Schaumburg, 10.99% in Burbank and less than 1% of the entire Chicago market.

EMPLOYEES

         At September 30, 1998, the Company had a total of 34 full-time employees. None of the Company's employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following is a description of the Company's and Bank's executive officers who were not also directors as of September 30, 1998.

         GERALD J. GARTNER. Mr. Gartner, age 55, has served as Treasurer and Chief Financial Officer of the Company since its incorporation in 1995, and as Cashier and Chief Financial Officer of the Bank since 1975.

         KENNETH D. VANEK. Mr. Vanek, age 68, has served as a branch manager and Senior Vice President of the Bank since 1988, and of the Company since its incorporation in 1995. Mr. Vanek joined the Bank in 1971 as an accounting clerk.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions are made by the FDIC for each semi-annual assessment period.

         In order to equalize the deposit insurance premium schedules for SAIF insured institutions and institutions with deposits insured by the Bank Insurance Fund (the "BIF"), the FDIC imposed a one-time special assessment on all SAIF-assessable deposits held as of March 31, 1995 pursuant to legislation enacted on September 30, 1996. The Company's special assessment, which was $860,000, was paid in November 1996 but accrued for the fiscal year ended September 30, 1996. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Bank would be classified as "undercapitalized" under the OCC's regulations. See "Insurance of Accounts and Regulation by the FDIC-- Prompt Corrective Action," above. Finally, the Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account established in connection with the Conversion.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, the Bank had $580,150 in FRB stock, which was in compliance with these reserve requirements.

         National banks are authorized to borrow from the FRB "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

         The Bank is a member of the Federal Reserve System.

HOLDING COMPANY REGULATION

         GENERAL. The Company is a bank holding company, registered with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and will be subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

         DIVIDENDS. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "Regulatory Capital Requirements -- Prompt Corrective Action."

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

         CAPITAL REQUIREMENTS. The Federal Reserve Board has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. For bank holding companies with consolidated assets of less than $150 million, compliance is measured on a bank-only basis. See "Insurance of Accounts and Regulation by the FDIC--Regulatory Capital Requirements." At September 30, 1998, the Company satisfied the Federal Reserve Board's capital requirements for bank holding companies.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Chicago. At September 30, 1998, the Bank had $3.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 6.54% and were 6.81% for calendar year 1997.

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

ITEM 2.       DESCRIPTION OF PROPERTIES

         DFIN conducts its business at its main office and two other locations in its market area. The following table sets forth information concerning each of DFIN's offices as of September 30, 1998. At September 30, 1998, the total net book value of DFIN's premises and equipment (including land, building and leasehold improvements, and furniture, fixtures and equipment) was approximately $3.5 million.


                                    YEAR        OWNED OR      NET BOOK VALUE AT
                  LOCATION        ACQUIRED       LEASED      SEPTEMBER 30, 1998
                  --------        --------       ------      ------------------
     Main Office:
     200 West Higgins Road         1993(1)        Owned          $1,897,000
     Schaumburg, Illinois

     Full Service Branches:
     5100 South Damen Avenue        1964          Owned             181,000
     Chicago, Illinois

     5750 West 87th Street          1991          Owned             721,000
     Burbank, Illinois

(1)      Office first occupied in 1975.

         The Company believes that its current facilities are adequate to meet the present and foreseeable future needs of the Company. The Company's Schaumburg office currently has approximately 2,100 square feet of unoccupied office space which the Company intends to lease to third parties.

         The Bank's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at September 30, 1998 was approximately $420,000.

ITEM 3.       LEGAL PROCEEDINGS

         From time to time, DFIN is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on DFIN's financial position or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

STOCK LISTING

         Damen Financial Corporation's common stock is traded over the counter and is listed on the Nasdaq National Market System under the symbol "DFIN." At September 30, 1998, there were 2,957,154 shares of Damen Financial Corporation common stock issued and outstanding and there were approximately 240 holders of record. The table below shows the range of the common stock for each quarter of fiscal years 1997 and 1998. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.


         QUARTER ENDED             HIGH          LOW      PER SHARE DIVIDEND
       December 31, 1996          $12.94        $11.75         $.06
       March 31, 1997             $15.00        $12.63         $.06
       June 30, 1997              $14.75        $13.88         $.06
       September 30, 1997         $15.75        $13.88         $.06
       December 31, 1997          $17.38        $15.63         $.10
       March 31, 1998             $18.38        $16.25         $.12
       June 30, 1998              $19.25        $16.13         $.12
       September 30, 1998         $17.25        $12.13         $.12

         The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. High, low and closing prices and daily trading volume are reported in most major newspapers. For a discussion regarding regulatory restrictions on the ability of the Company and the Bank to pay dividends see "Insurance of Accounts and Regulation by the FDIC," "Limitations on Dividends and Other Capital Distributions" and "Holding Company Regulation --Dividends," sections of the Business section, above.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA


                                                          At September 30,                      At November 30,
                                       -------------------------------------------------------- ---------------
                                          1998           1997           1996            1995           1994
                                       ----------     ----------     ----------      ---------- ---------------
                                                               (Dollars in Thousands)
  SELECTED FINANCIAL CONDITION
  DATA:
  Total assets......................   $228,033       $231,109       $234,555        $232,358        $190,643
  Loans receivable, net.............    109,418         97,244         91,146          87,555          88,225
  Mortgage-backed securities........     65,052         84,610         88,098          82,192          67,742
  Tax-exempt securities.............     19,843         22,493         24,905          20,478          16,711
  Investment securities.............     26,078         18,925         23,325          16,871          11,483
  Deposits..........................    115,699        125,746        118,973         126,632         126,210
  Borrowings........................     61,800         56,500         59,600          45,500          44,000
  Total equity......................     45,254         45,939        $52,870          55,710          17,874

                                                                                                                 Ten Months Ended
                                                                      Year Ended September 30,                     September 30,
                                                          -----------------------------------------------     ----------------------
                                                             1998         1997        1996         1995        1995(1)       1994
                                                          --------     --------     --------     --------     --------     ---------
                                                                                   (Dollars in Thousands)
SELECTED OPERATIONS DATA:
Total interest income ................................    $ 16,584     $ 16,494     $ 16,661     $ 14,029     $ 11,851     $ 10,555
Total interest expense ...............................      10,013        9,823        9,672        9,397        7,997        6,234
                                                          --------     --------     --------     --------     --------     ---------
   Net interest income ...............................       6,571        6,671        6,989        4,632        3,854        4,321
Provision for loan losses ............................         147           37           70          163          163           --
                                                          --------     --------     --------     --------     --------     ---------
Net interest income after provision for loan
 losses...............................................       6,424        6,634        6,919        4,469        3,691        4,321
                                                          --------     --------     --------     --------     --------     ---------
Fees and service charges .............................         165           42          109           77           69           54
Gain (loss) on sales of mortgage-backed
 securities and investment securities ................         571          140           84           (6)           3           48
Unrealized gain (loss) on mortgage-backed
 securities and investment securities
 held-for-sale .......................................          --           --           --         (892)          --         (645)
Other non-interest income ............................         190           85           74           82           66           83
                                                          --------     --------     --------     --------     --------     ---------
Total non-interest income ............................         926          267          267         (739)         138         (460)
Total non-interest expense ...........................       4,995        4,816        5,243        3,610        3,032        2,583
                                                          --------     --------     --------     --------     --------     ---------
Income before taxes and change in accounting
 principles ..........................................       2,355        2,085        1,943          120          797        1,278
Income tax (provision) benefit .......................        (427)        (340)        (163)         348          108         (277)
Cumulative effect of change in accounting for
 securities available-for-sale, net of tax effect.....          --           --           --          907          907           --
Cumulative effect of change in accounting for
 income taxes ........................................          --           --           --           --           --         (253)
                                                          --------     --------     --------     --------     --------     ---------
Net income ...........................................    $  1,928     $  1,745     $  1,780     $  1,375     $  1,812     $    748
                                                          ========     ========     ========     ========     ========     =========


(1) During 1995, the Company changed its fiscal year end from November 30 to September 30.

                                                                                                                   At or For Ten
                                                                                                                    Months Ended
                                                                      At or For the Year Ended September 30,       September 30,
                                                                    -----------------------------------------   -------------------
                                                                      1998      1997        1996      1995      1995(1)      1994
                                                                    --------  --------    ---------  --------   -------    --------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios:
  Return on average assets (ratio of net income to
   average total assets)(2)(3)..................................      .83%       .75%        .76%(5)    .69%       .54%       .52%
  Return on average stockholders' equity (ratio of net
   income to average retained earnings)(2)(3)...................     4.15       3.45        3.21(6)    6.75       4.83       5.27
  Efficiency ratio(7)...........................................    72.12      70.84       61.11      75.35      76.02      57.94
  Interest rate spread information:
   Average during period........................................     1.93       1.84        1.80       1.89       1.82       2.48
   End of period................................................     1.90       1.72        1.70       1.65       1.65       2.08
  Net interest margin(4)........................................     2.93       2.98        3.07       2.41       2.37       2.91
  Ratio of operating expense to average total
   assets(2)....................................................     2.15       2.07        2.23       1.82       1.81       1.69
  Ratio of average interest-earning assets to
average interest-bearing liabilities ...........................     1.23x      1.26x       1.30x      1.11x      1.11x      1.10x


Per Share Information:
   Book value per share outstanding.............................    15.30      14.78       14.02      14.04      14.04        N/A
   Earnings per share - basic...................................      .67        .54         .49        .38        .50        N/A
   Earnings per share - diluted.................................      .65        .53         .49        .38        .50        N/A
   Dividends declared per share.................................      .40        .24         .12         --         --        N/A

Quality Ratios:
 Non-performing assets to total assets at end of................      .27        .12         .15        .03        .03        .06
 Allowance for loan losses to non-performing loans..............    72.20     168.56       98.42     420.71     420.71     108.13
 Allowance for loan losses to loans receivable, net.............      .41        .34         .38        .31        .31        .14

Capital Ratios:
 Stockholders' equity to total assets at end of period..........    19.84      19.88       22.54      23.98      23.98       9.38
 Average stockholders' equity to average assets.................    20.09      21.73       23.63      10.26      11.16       9.77

Other Data:
 Number of full-service offices ................................        3          3           3          3          3          3


(1) During 1995, the Company changed its fiscal year end from November 30 to September 30.
(2)   Ratios for the ten month period have been annualized.
(3) Calculated prior to cumulative effect of change in accounting for securities available-for-sale. For ten months ended September 30, 1995, the Company's return on average assets and return on average equity would have been .99% and 8.87%, respectively, if calculated to include the cumulative effect of change in accounting.
(4)   Net interest income divided by average interest earning assets.
(5)   Return would have .97% if calculated without regard to SAIF assessment.
(6)   Return would have 4.12% if calculated without regard to SAIF assessment.
(7) Non-interest expense, excluding SAIF special assessment, divided by net interest income plus other income except for gains and losses on investments available-for-sale and unrealized gains and losses on securities held-for-sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Damen Financial Corporation (the "Company") conducts no significant business other than holding investment securities and holding the common stock of its subsidiary, the Bank. All references to the Company include the Bank and the Bank's subsidiary, Dasch, Inc., unless otherwise indicated.

         Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the financial statements and accompanying notes thereto contained elsewhere herein.

FINANCIAL CONDITION

         SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997. Total assets decreased $3.1 million to $228.0 million as of September 30, 1998 from $231.1 million as of September 30, 1997. Loans increased by $12.2 million to $109.4 million at September 30, 1998 or 12.55% primarily due to new mortgage loan originations of $34.2 million because of a favorable lending environment and management's focus on increasing the size of the loan portfolio. Investment securities available-for-sale increased $4.5 million to $40.4 million from $35.9 due to purchases of $19.6 million partially offset by maturities and sales of $16.1 million. The increase was due to relatively more attractive rates and terms available during the year on government agency securities in addition to interest thereon being exempt from state income taxes. The Company elected to sell a part of its investment securities in order to take advantage of the declining interest rates. These sales resulted in gains of $552,000 for 1998. Mortgage-backed securities held to maturity decreased $11.5 million to $16.4 million from $27.9 million primarily due to repayments and the Company's decision to reinvest the proceeds in higher yielding loans and other investments. Mortgage-backed securities available-for-sale decreased $8.1 million to $48.6 million as of September 30, 1998, as repayments were used to increase new loan originations.

         Deposits decreased by $10.0 million to $115.7 million at September 30, 1998 from $125.7 million due to net withdrawals of $14.8 million partially offset by interest credited of $4.8 million. The decrease was centered primarily in certificates of deposit which decreased to $85.4 million as of the end of fiscal 1998, or 10.21%, as declining rates paid on such instruments led to a withdrawal of such funds. Borrowings from the Federal Home Loan Bank of Chicago increased by $5.3 million to $61.8 million at September 30, 1998. Advances were utilized primarily to offset savings withdrawals during the year due to declining rates and favorable returns on many competitive investment alternatives.

         Stockholders' equity decreased by $685,000 to $45.2 million at September 30, 1998 from $45.9 million at September 30, 1997, due primarily to the purchase of treasury stock at a cost of $2.8 million and payment of cash dividends of $1.1 million, partially offset by net income of $1.9 million and an increase of $358,000 in net unrealized market gains, net of taxes, on investments available for sale. The Company declared a quarterly cash dividend of ten cents per share for the first quarter and twelve cents per share for the three subsequent quarters ended September 30, 1998. At September 30, 1998 book value per share was $15.30 compared to $14.78 at September 30, 1997.

         SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996. Total assets decreased $3.4 million to $231.1 million as of September 30, 1997. Loans receivable increased by $6.1 million to $97.2 million at September 30, 1997 from $91.1 million primarily due to new mortgage loan originations of $21.0 million. Investment securities available-for-sale decreased $7.5 million to $35.9 million from $43.4 million due to maturities and sales of $15.5 million partially offset by purchases of $7.2 million. Mortgage-backed securities held to maturity decreased $7.6 million to $27.9 million from $35.5 million primarily due to repayments. Mortgage-backed securities available-for-sale increased $4.1 million to $56.7 million as of September 30, 1997. Purchases of mortgage-backed securities included $4.1 million of adjustable rate securities purchased to help reduce interest rate sensitivity.

         Deposits increased by $6.8 million to $125.7 million at September 30, 1997 from $118.9 million due to net deposits of $2.3 million and interest credited of $4.5 million. Borrowings from the Federal Home Loan Bank of Chicago decreased by $3.1 million to $56.5 million at September 30, 1997. Advance maturities were extended somewhat during the year to take advantage of a relatively flat yield curve and to help reduce interest rate risk.

         Stockholders' equity decreased by $6.9 million to $45.9 million at September 30, 1997 from $52.8 million at September 30, 1996, due primarily to the purchase of treasury stock at a cost of $9.8 million and payment of cash dividends of $1.0 million, partially offset by net income of $1.7 million and an increase of $1.2 million in net unrealized market gains, net of taxes, on investments available for sale. The Company declared cash dividends of six cents per share each quarter for the year ended September 30, 1997. At September 30, 1997 book value per share was $14.78 compared to $14.02 at September 30, 1996.

ASSET/LIABILITY MANAGEMENT

         The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Finally, a flattening of the "yield curve" (i.e., a decline in the difference between long-and short-term interest rates), could adversely impact net interest income to the extent that the Company's assets have a longer average term than its liabilities.

         In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Bank's interest rate monitoring efforts are focused primarily on an analysis of the difference or "gap" between the amounts of its assets and liabilities repricing during specific time periods and the "net portfolio value" analysis in order to avoid distortions in gap analysis that could be caused by changes in mortgage loan prepayment speeds and changes in the relationship between long- and short-term interest rates.

         In managing its asset/liability mix, the Bank may place more emphasis on managing net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to enhance net interest income. Management believes that the increased net interest income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates and "positively sloped" yield curves, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. However, in view of the above, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

         The Bank attempts to manage its interest rate risk. First, a significant portion of the Bank's mortgage-backed and related securities have adjustable interest rates ($27.4 million at September 30, 1998) or have anticipated average lives of five years or less at the time of purchase. Second, the Bank has devoted a portion of its investment securities to instruments having anticipated short or intermediate (five years or less) terms ($20.1 million at September 30, 1998). Third, the Bank has devoted a portion of its borrowing activity to indebtedness having terms of three years or more ($26.0 million at September 30, 1998). Fourth, a portion of the Bank's deposits consists of passbook accounts, which are considered by management to be somewhat more resistant to interest rate changes than most other types of accounts, and certificates of deposit, having maturities of three years or more ($20.0 million of passbook accounts and $4.1 million of certificates of deposit due after September 30, 2001). Also, although the Bank does not currently offer adjustable-rate loans on owner-occupied residences due to competitive factors, the Bank's fixed-rate lending program is focused on loans with terms of 15 years or less ($77.7 million or 72.8% of the Bank's mortgage loans).

         The Bank measures its interest rate risk ("IRR") in calculating its risk-based capital. The IRR component of capital is a dollar amount that measures the sensitivity of the Bank's net portfolio value ("NPV") to changes in interest rates. In essence, this approach calculates the difference between the present value of liabilities, expected cash flows from assets and cash flows from off balance sheet contracts.

         Presented below, as of September 30, 1998, is an analysis of the Bank's estimated interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in interest rates, up and down 400 basis points in 100 point increments.

                               NET PORTFOLIO VALUE

         ASSUMED CHANGE
         IN INTEREST RATES        $ AMOUNT          $ CHANGE         % CHANGE
         -----------------        --------          --------         --------
          (basis points)            (Dollars in Thousands)
               +400               $ 42,767         $ (5,167)            (11)%
               +300                 43,518           (4,416)             (9)
               +200                 44,271           (3,663)             (8)
               +100                 46,063           (1,871)             (4)
                  0                 47,934                0               0
               -100                 50,672            2,738               6
               -200                 53,833            5,899              12
               -300                 57,504            9,570              20
               -400                 61,792           13,858              29


As noted above, the market value of the Bank's net assets would be anticipated to decline significantly in the event of certain designated increases in interest rates. For instance, in the event of a 200 basis point increase in interest rates, NPV is anticipated to fall by $3.7 million or 7.64%. On the other hand, a decrease in interest rates is anticipated to cause an increase in NPV.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are deposits and borrowings, amortization and prepayment of loan principal and mortgage-backed securities, maturities and sales of investment securities and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on adjustable rate loans and mortgage-backed securities, general economic conditions and competition. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit relationships. However, management has from time to time decided not to pay deposit rates that are as high as those of its competitors and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

         OCC regulations require the Bank to maintain an adequate level of liquid assets. Liquid assets generally include cash, certain time deposits, and investments "available-for-sale." The Company has historically maintained a significant level of liquid assets. At September 30, 1998, the Company's liquid assets totaled approximately $90.8 million or 39.8% of total assets.

         The Company's most liquid assets are cash and cash equivalents, which consist of short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1998 and 1997, cash and cash equivalents totaled $1.8 million and $2.1 million respectively.

         Operating activities provided positive cash flows for the years ended September 30, 1998, 1997 and 1996.

         The primary investing activities of the Company are originating loans and purchasing mortgage-backed and investment securities. During the years ended September 30, 1998, 1997 and 1996, the Company's loan originations and purchases totaled $34.2 million, $23.8 million and $19.8 million, respectively. Purchases of mortgage-backed and investment securities during the years ended September 30, 1998, 1997 and 1996 totaled $27.6 million, $19.6 million and $43.5 million, respectively. A substantial portion of loan originations and purchases of mortgage-backed securities and other investments were funded by loan repayments (including prepayments), the maturity or sale of securities and borrowed money.

         The primary financing activities of the Company are deposits and borrowings. For the year ended September 30, 1998, deposits decreased $10.0 million due to net withdrawals of $14.8 million and interest credited of $4.8 million. For the year ended September 30, 1997, deposits increased $6.8 million due to net deposits of $2.3 million and interest credited of $4.5 million. For the year ended September 30, 1996, deposits decreased $7.6 million due to net withdrawals of $12.8 million and interest credited of approximately $5.2 million. During the years ended September 30, 1998, 1997 and 1996, the Company's net (proceeds less repayments) financing activity with the Federal Home Loan Bank ("FHLB") totaled $5.3 million, $(3.1) million and $14.1 million, respectively.

         Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and short- to intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If the Company requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Chicago. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1998, the Company had outstanding loan commitments totaling $5.5 million and unused home equity lines of credit of $1.5 million. See Note 10 of the Notes to Consolidated Financial Statements for details of deposits and certificate maturities.

         The Bank is subject to various regulatory capital requirements imposed by the OCC. At September 30, 1998, the Bank was in full compliance with all applicable capital requirements. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of equity capital of the Bank to regulatory capital.

RESULTS OF OPERATIONS

         The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Bank's noninterest income, including fee income and service charges, and are affected by the level of its noninterest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

         GENERAL. Net income for the year ended September 30, 1998 totaled $1.9 million, an increase of $183,000 from net income of $1.7 million for the year ended September 30, 1997. The increase was primarily due to an increase in gains on the sale of investments available for sale of $431,000, an increase in loan related fees of $123,000 and an increase in office rentals of $77,000 which were partially offset by a decrease in net interest income of $101,000, an increase in the provision for loan losses of $110,000, an increase in noninterest expense of $178,000 and an increase in income tax expense of $87,000.

         NET INTEREST INCOME. Net interest income decreased $100,000 to $6.6 million for the year ended September 30, 1998. Interest income increased $90,000 due primarily to an increase of four basis points in the weighted average yield to 7.41% during the year ended September 30, 1998. Interest expense increased $190,000 for the year ended September 30, 1998 to $10.0 million from $9.8 million the prior year. The increase was due to an increase of $5.1 million in average savings and borrowings, partially offset by a decrease of five basis points in the average cost of funds to 5.48% from 5.53%. A decrease in the net interest margin to 2.93% from 2.98% during the year was primarily due to a decrease in the ratio of interest earning assets to interest-bearing liabilities primarily due to an increase of $5.1 million in average interest-bearing liabilities. The net interest spread at September 30, 1998 increased 18 basis points to 1.90% from 1.72% a year ago. See also "Analysis of Net Interest Income," below.

         INTEREST INCOME. Interest income increased $90,000 to $16.6 million for the year ended September 30, 1998 from $16.5 million for the prior year. The increase was primarily due to an increase of $746,000 in interest on loans due to an increase in the average balance of $9.7 million to $102.6 million, partially offset by a decrease of four basis points in the average loan yield to 8.18% from 8.22%. This increase was partially offset by a decrease in interest on investments of $656,000 for the year ended September 30, 1998 due to a decrease in the average balance of $9.5 million to $121.3 million. The decrease in the average balance was primarily due to a decrease in the average outstanding balance of mortgage-backed securities which declined 13.3% or $11.6 million because of accelerated prepayments.

         INTEREST EXPENSE. Interest expense increased $190,000 to $10.0 million for the year ended September 30, 1998. Interest on deposits increased $157,000 as average interest-bearing deposits increased $4.1 million to $123.5 million partially offset by a decrease in the cost of savings to 5.13% from 5.18% due to declining interest rates particularly with respect to savings deposits and certificates of deposit. Interest expense on borrowed money increased $33,000 due to the increase in the average balance of borrowings from the FHLB of $1.0 million to $59.3 million which was partially offset by a decrease in the average cost of borrowings to 6.20% from 6.25%.

         PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $110,000 to $147,000 for the year ended September 30, 1998 due primarily to an increase in loans receivable of $12.2 million and a higher concentration in loans other than one to four family. See also, "Delinquencies and Non-Performing Assets," below.

         OTHER INCOME. Other income increased by $659,000 to $926,000 for the year ended September 30, 1998. The increase resulted primarily from gains on the sale of investments available for sale of $431,000 to take advantage of market value increases and provide funds for stock repurchases. The increase was also due to an increase in loan related fees of $123,000 and an increase in office rentals of $77,000 due to rental of space at the Schaumburg office.

         OTHER EXPENSES. Other expenses increased $178,000 to $5.0 million for the year ended September 30, 1998 primarily due to increases in staffing costs, data processing costs and professional fees which were partially offset by a decrease in advertising expense, federal insurance premiums and equipment expense.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $87,000 for the year ended September 30, 1998 to $427,000 from $340,000 for the prior year. This increase was due to an increase in pre-tax income, as well as an increase in the effective tax rate to 18.1% from 16.3%.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

         GENERAL. Net income for the year ended September 30, 1997 totaled $1.7 million, a decrease of $35,000 from net income of $1.8 million for the year ended September 30, 1996. The decrease was primarily due to a decrease in net interest income of $318,000, an increase in noninterest expense of $433,000 (excluding the SAIF special assessment) plus an increase in income tax expense of $177,000, partially offset by the elimination of the SAIF special assessment of $860,000 from the prior year.

         NET INTEREST INCOME. Net interest income decreased $318,000 to $6.7 million for the year ended September 30, 1997 from $7.0 million for the prior year. Interest income decreased $167,000 due to a

$4.0 million decrease in average interest-earning assets to $223.8 million from $227.8 million, primarily due to the liquidation of assets for stock repurchases of $9.8 million during the year, partially offset by an increase of six basis points in the weighted average yield to 7.37% during the year ended September 30, 1997 from 7.31% the prior year. Interest expense increased by $151,000 for the year ended September 30, 1997 to $9.8 million from $9.7 million the prior year. The increase was due to an increase of $2.3 million in average savings and borrowings in the year ended September 30, 1997 as well as an increase of two basis points in the average cost of funds to 5.53% from 5.51%. A decrease in the net interest margin to 2.98% from 3.07% during the year was primarily due to a significant decrease in the ratio of interest-earning assets to interest-bearing liabilities primarily due to treasury stock purchases of $9.8 million which reduced the amount of interest-earning assets by 4.3%.

         INTEREST INCOME. Interest income decreased $167,000 to $16.5 million for the year ended September 30, 1997 from $16.7 million for the prior year. The decrease was primarily due to a decrease of $487,000 in interest earned on all categories of investments, dropping to $8.6 million from $9.1 million, due to a reduction in average outstanding balances of $8.3 million to $127.5 million from $135.8 million, partially offset by an increase in the average yield on securities to 6.76% from 6.71%. The decrease in investment income was partially offset by an increase in interest on loans of $269,000 to $7.6 million from $7.3 million which was the result of average outstanding loans of $3.6 million during the year, partially offset by a decrease of four basis points in the average loan yield to 8.22% from 8.26%.

         INTEREST EXPENSE. Interest expense increased $151,000 to $9.8 million for the year ended September 30, 1997 from $9.7 million for the prior year. Interest on deposits decreased $249,000 as average interest-bearing deposits decreased $4.1 million to $119.4 million for the year ended September 30, 1997 from $123.5 million for the prior year. The cost of savings decreased 5.18% from 5.21% primarily due to most maturing certificates renewing at lower rates. Interest expense on borrowed money increased $400,000 as the average balance of borrowing from the Federal Home Loan Bank of Chicago increased $6.4 million to $58.3 million for the year ended September 30, 1997 from $51.9 million for the prior year. The cost of borrowings remained unchanged at 6.25%.

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased $37,000 for the year ended September 30, 1997 from $70,000 for the prior year. The provision is based on a formula which weighs loans by property type and delinquency status. There were no significant individual loans which contributed to the calculation of the allowance and there were no regulatory requests for additional provisions for loan losses during the years ended September 30, 1997 and 1996.

         OTHER INCOME. Other income of $267,000 for the year ended September 30, 1997 was unchanged from the prior year. A reduction of loan fees of $67,000, due to a lower number of new loan originations and increased loan costs, (especially for home equity and commercial loans), was partially offset by an increase of $56,000 in gains of sales of investments.

         OTHER EXPENSES. Other expenses decreased $427,000 to $4.8 million for the year ended September 30, 1997 from $5.2 million for the prior year primarily due to the SAIF special assessment of $860,000 in 1996 and a reduction in regular FDIC insurance premiums of $180,000 in 1997. These decreases were partially offset by an increase of $465,000 in compensation expenses to $2.7 million from $2.2 million primarily due to the Bank's efforts to develop a commercial loan capability and the additional cost of the RRP benefit plan which began in June 1996. Occupancy and equipment expenses increased $110,000 during the year ended September 30, 1997 to $772,000 from $662,000 the prior year. The increase was primarily due to significant repairs and maintenance at the Schaumburg and Burbank offices and increased costs associated with an upgraded computer system installed in the spring of 1996 and two ATM machines installed in the fall of 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $177,000 for the year ended September 30, 1997 to $340,000 from $163,000 for the prior year. This increase was due to an increase in state income tax due to a reduction in exempt interest on U.S. Government obligations as well as an increase in federal tax due to a reduction in allowable low-income housing tax credits because of a tax loss at the Bank level for the current year created by the SAIF special assessment.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the volumes of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

         The following table sets forth certain information relating to average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                               Year Ended September 30,

                                                                    1998                               1997
                                                       -------------------------------  ---------------------------------
                                                         Average     Interest             Average       Interest
                                                       Outstanding    Earned/   Yield/   Outstanding     Earned/   Yield/
                                                         Balance       Paid      Rate      Balance        Paid      Rate
                                                       -----------   --------   ------   -----------    --------   ------
                                                                                 (Dollars in Thousands)
   ASSETS:
   Interest-earning Assets:
    Loans receivable...............................      $102,596      8,388      8.18     $ 92,931       7,642     8.22
    Mortgage-backed securities.....................        75,583      5,247      6.94       87,169       6,061     6.95
    Investment securities..........................        21,271      1,402      6.59       18,015       1,153     6.40
    Tax-exempt securities..........................        20,786      1,303      6.27       22,236       1,405     6.32
    FHLB and FRB stock.............................         3,694        244      6.61        3,452         233     6.75
                                                         --------   --------      ----     --------     -------     ----
     Total interest-earning assets.................       223,930     16,584      7.41      223,803      16,494     7.37
   Noninterest-earning assets......................         8,650   --------      ----        9,282     -------     ----
                                                         --------                          --------
     Total Assets..................................      $232,580                          $233,085
                                                         ========                          ========
   LIABILITIES AND EQUITY CAPITAL:
   Interest-bearing Liabilities:
    Savings deposits...............................      $ 19,531        532      2.72     $ 20,453         608     2.97
    NOW and Money Market Accounts..................         9,695        384      3.96       10,380         414     3.99
    Certificate accounts...........................        94,248      5,418      5.75       88,524       5,155     5.82
    Borrowings.....................................        59,304      3,679      6.20       58,328       3,646     6.25
                                                         --------   --------      ----     --------     -------     ----
     Total interest-bearing liabilities............       182,778     10,013      5.48      177,685       9,823     5.53
   Noninterest-bearing liabilities.................         3,335   --------      ----        4,754     -------     ----
                                                         --------                          --------
      Total Liabilities............................       186,113                           182,439
      Total Equity.................................        46,467                            50,646
                                                         --------                          --------
        Total Liabilities and Equity...............      $232,580                          $233,085
                                                         ========                          ========

   Net interest income.............................                 $  6,571                            $ 6,671
                                                                    ========                            =======
   Net interest rate spread(1).....................                               1.93%                             1.84%
                                                                                  ====                              ====

   Net interest-earning assets.....................       $41,152                          $ 46,118
                                                          =======                          ========
   Net yield on average interest-earning assets....                               2.93%                             2.98%
                                                                                  ====                              ====
   Ratio of average interest-earning assets
   to average interest-bearing liabilities.........                    1.23x                              1.26x
                                                                       ====                               ====


                                                                      1996                             1995
                                                       -------------------------------  ---------------------------------
                                                         Average     Interest             Average      Interest
                                                       Outstanding    Earned/   Yield/   Outstanding    Earned/    Yield/
                                                         Balance       Paid      Rate      Balance       Paid       Rate
                                                       -----------   --------   ------   -----------    --------   ------
                                                                                     (Dollars in Thousands)
      ASSETS:
      Interest-earning Assets:
       Loans receivable...............................    $ 89,288      7,373     8.26     $ 87,820    $ 7,191     8.19%
       Mortgage-backed securities.....................      88,034      6,082     6.91       73,054      4,690     6.42
       Investment securities..........................      24,440      1,542     6.31       11,447        986     8.61
       Tax-exempt securities..........................      23,341      1,482     6.35       17,508      1,010     5.77
       FHLB and FRB stock.............................       2,706        182     6.73        2,335        152     6.51
                                                          --------    -------     ----     --------    -------     ----
        Total interest-earning assets.................     227,809     16,661     7.31      192,164     14,029     7.30
      Noninterest-earning assets......................       7,155    -------     ----        6,508    -------     ----
                                                          --------                         --------
        Total Assets..................................    $234,964                         $198,672
                                                          ========                         ========
      LIABILITIES AND EQUITY CAPITAL:
      Interest-bearing Liabilities:
       Savings deposits...............................    $ 21,662        710     3.28     $ 25,316        806     3.18
       NOW and Money Market Accounts..................      11,149        444     3.98       11,801        477     4.04
       Certificate accounts...........................      90,646      5,272     5.82       91,650      5,244     5.72
       Borrowings.....................................      51,950      3,246     6.25       45,024      2,870     6.37
                                                          --------    -------     ----     --------    -------     ----
        Total interest-bearing liabilities............     175,407      9,672     5.51      173,791      9,397     5.41
      Noninterest-bearing liabilities.................       4,042    -------     ----        4,504    -------     ----
                                                          --------                         --------
         Total Liabilities............................     179,449                          178,295
         Total Equity.................................      55,515                           20,377
                                                          --------                         --------
           Total Liabilities and Equity...............    $234,964                         $198,672
                                                          ========                         ========

      Net interest income.............................                $ 6,989                          $ 4,632
                                                                      =======                          =======
      Net interest rate spread(1).....................                                                             1.89%
                                                                                  1.80%                            ====
                                                                                  ====
      Net interest-earning assets.....................    $ 52,402                          $18,373
                                                          ========                          =======
      Net yield on average interest-earning assets....                            3.07%                            2.41%
                                                                                  ====                             ====
      Ratio of average interest-earning assets
      to average interest-bearing liabilities.........                  1.30x                            1.11x
                                                                        ====                             ====


(1) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

         The following table presents the weighted average yields earned on loans, investments and other interest-earning assets, and the weighted average rates paid on savings deposits and the resultant interest rate spreads at the dates indicated.


                                                      At               At              At              At
                                                 September 30,    September 30,   September 30,   September 30,
                                                 -------------    -------------   -------------   -------------
                                                     1998             1997            1996           1995(1)
                                                 -------------    -------------   -------------   -------------
   Weighted average yield on:
    Loans receivable.............................    7.59%           7.69%            7.58%           7.65%
    Mortgage-backed securities...................    7.09%           7.14%            7.10%           6.97%
    Tax-exempt securities........................    6.20%           6.24%            6.27%           6.39%
    Investment securities........................    6.42%           6.62%            6.48%           6.77%
    Other interest-earning assets................    6.53%           6.63%            5.75%           6.21%
      Combined weighted average yield on
       interest-earning assets...................    7.19%           7.25%            7.14%           7.18%

   Weighted average rate paid on:
    Savings deposits.............................    2.60%           2.80%            3.05%           3.05%
    NOW and Money Market accounts................    3.45%           3.92%            3.90%           4.23%
    Certificate accounts.........................    5.67%           5.86%            5.78%           5.92%
    Borrowings...................................    5.95%           6.24%            6.05%           6.33%
      Combined weighted average rate paid on
       interest-bearing liabilities..............    5.29%           5.53%            5.44%           5.53%

   Interest rate spread..........................    1.90%           1.72%            1.70%           1.65%
   Interest rate spread based on taxable
   equivalent yields for tax exempt securities...    2.09%           1.91%            1.93%           1.92%

(1) During 1995, the Company changed its fiscal year end from November 30 to September 30.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                 Year Ended                    Year Ended                 Year Ended
                                                September 30,                 September 30,              September 30,
                                               1998 vs. 1997                  1997 vs. 1996              1996 vs. 1995
                                     ------------------------------- --------------------------- ----------------------------
                                          Increase                       Increase                     Increase
                                         (Decrease)          Total      (Decrease)       Total      (Decrease)        Total
                                           Due to          Increase       Due to       Increase        Due to        Increase
                                     ----------------   ------------ ---------------  ---------   ----------------  ----------
                                      Volume    Rate     (Decrease)  Volume    Rate   (Decrease)   Volume    Rate   (Decrease)
                                     -------  -------   ------------ -------  ------  ---------   --------  ------  ----------
                                                                       (Dollars in Thousands)
  Interest Income:
   Loans receivable................   $ 786   $ (40)       $ 746    $  305     $(36)    $  269     $  120    $ 62      $   182
   Mortgage-backed
  securities.......................    (805)     (9)        (814)      (57)      36        (21)     1,014     378        1,392
   Investment securities...........     214      35          249      (411)      22       (389)     1,092    (536)         556
   Tax-exempt securities...........     (91)    (11)        (102)      (70)      (7)       (77)       362     110          472
   FHLB and FRB Stock..............      16      (5)          11        50        1         51         25       5           30
                                      -----   -----        -----    ------     ----     ------     ------    ----      -------
     Total interest income.........   $ 120   $ (30)       $  90    $ (183)    $ 16     $ (167)    $2,613    $ 19      $ 2,632
                                      =====   =====        =====    ======     ====     ======     ======    ====      =======

  Interest Expense:
   Savings deposits................     (26)    (50)         (76)      (38)     (64)      (102)      (121)     25          (96)
   NOW and Money Market
  accounts.........................     (27)     (3)         (30)      (31)       1        (30)       (26)     (7)         (33)
   Certificate accounts............     327     (64)         263      (117)       -       (117)       (59)     87           28
   Borrowings......................      62     (29)          33       400        -        400        432     (56)         376
                                      -----   -----        -----    ------     ----     ------     ------    ----      -------

     Total interest expense........   $ 336   $(146)       $ 190    $  214     $(63)    $  151     $  226    $ 49      $   275
                                      =====   =====        =====    ======     ====     ======     ======    ====      =======
  Net interest income..............                        $(100)                       $ (318)                        $ 2,357
                                                           =====                        ======                         =======


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

IMPACT OF NEW ACCOUNTING STANDARDS

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

         DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected financial information about operating segments in interim financial reports. Management does not believe that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial condition or results of operations.

         EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132" ). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not believe that adoption of SFAS No. 132 will have a material impact on the Company's consolidated financial condition or results of operations.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133" ), entitled "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flow of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. SFAS No. 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

         ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134" ), which is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." This statement revises the accounting for retained securities and beneficial interests. Management does not believe that adoption of SFAS No. 134 will have a material impact on the Company's consolidated financial condition or results of operations.

         The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

LENDING ACTIVITIES

         GENERAL. With the exception of a loan from the Company to its Employee Stock Ownership Plan, all of the Company's consolidated lending activities are conducted through the Bank. The principal lending activity of the Bank is originating for its portfolio primarily fixed-rate mortgage loans secured by one- to four-family residences located primarily in the Bank's market area. In addition, in order to provide more comprehensive financial services in its market area, the Bank also originates a limited amount of multi-family, commercial real estate and consumer loans, primarily in its market area. See "Originations, Purchases and Sales of Loans and Mortgage-Backed and Related Securities," below. At September 30, 1998, the Bank's total loans receivable, net, totaled $109.4 million.

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


                                                                       September 30,
                                        -------------------------------------------------------------------------
                                                1998                    1997                       1996
                                        ---------------------    ---------------------    -----------------------
                                          Amount      Percent      Amount     Percent       Amount       Percent
                                        ----------    -------    ----------   --------    ----------    ---------
                                                                  (Dollars in Thousands)
Real Estate Loans:
 One- to four-family ................   $   84,896      76.43%   $   79,586      80.24%   $   77,725      83.09%
 Multi-family .......................       13,601      12.24        12,237      12.34        12,239      13.08
 Commercial .........................        6,096       5.49         4,573       4.61         3,317       3.55
 Construction .......................        2,205       1.99           529        .53            --         --
                                        ----------     ------       -------     ------       -------     ------
     Total real estate loans ........      106,798      96.15%       96,925      97.72%       93,281      99.72%
                                        ----------     ------       -------     ------       -------     ------

Other Loans:
 Consumer Loans:
  Secured Commercial ................        1,482       1.33            --         --            --         --
  Secured lines of credit ...........        2,576       2.32         2,010       2.03            --         --
  Deposit account ...................          219        .20           227        .23           260        .28
  Other .............................           --         --            24        .02            --         --
                                        ----------     ------       -------     ------       -------     ------
     Total consumer loans ...........        4,277       3.85%        2,261       2.28%          260        .28%
                                        ----------     ------       -------     ------       -------     ------
     Total loans ....................      111,075     100.00%       99,186     100.00%       93,541     100.00%
                                                       ======                   ======                   ======

Less:
 Loans in process ...................          239                      338                      466
 Deferred fees and discounts ........          969                    1,272                    1,584
 Allowance for losses ...............          449                      332                      345
                                        ----------                  -------                  -------
      Total loans receivable, net ...   $  109,418                  $97,244                  $91,146
                                        ==========                  =======                  =======



                                                    September 30,                 November 30,
                                                 ----------------------     --------------------------
                                                         1995                          1994
                                                 ----------------------     --------------------------
                                                   Amount       Percent      Amount           Percent
                                                 ----------     -------     --------         ---------
                                                                  (Dollars in Thousands)
Real Estate Loans:
 One- to four-family ................               $75,471      83.56%      $76,736          84.71%
 Multi-family .......................                12,060      13.35        11,218          12.38
 Commercial .........................                 2,598       2.88         2,473           2.73
 Construction .......................                    --         --            --             --
                                                    -------      -----       -------         ------
     Total real estate loans ........                90,129      99.79%       90,427          99.82%
                                                    -------      -----       -------         ------

Other Loans:
 Consumer Loans:
  Secured Commercial ................                    --         --            --             --
  Secured lines of credit ...........                    --         --            --             --
  Deposit account ...................                   188        .21           167            .18
  Other .............................                    --         --            --             --
                                                    -------     ------       -------         ------
     Total consumer loans ...........                   188        .21%          167            .18%
                                                    -------     ------       -------         ------
     Total loans ....................                90,317     100.00%       90,594         100.00%
                                                                ======                       ======
Less:
 Loans in process ...................                   792                      527
 Deferred fees and discounts ........                 1,694                    1,717
 Allowance for losses ...............                   275                      125
                                                    -------                  -------
      Total loans receivable, net ...               $87,556                  $88,225
                                                    =======                  =======


         The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.


                                                                  September 30,
                                      -------------------------------------------------------------------
                                              1998                   1997                    1996
                                      ---------------------   --------------------  ---------------------
                                        Amount      Percent     Amount    Percent     Amount     Percent
                                      ----------    -------   ----------  --------  ----------  ---------
                                                               (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .............   $ 84,752       76.30%    $ 79,440    80.09%   $ 77,577     82.93%
  Multi-family ....................     13,601       12.24       12,237    12.34      12,239     13.08
  Commercial real estate ..........      6,096        5.49        4,573     4.61       3,317      3.55
  Construction ....................      2,205        1.99          529      .53          --        --
                                      --------      ------     --------   ------    --------    ------
     Total real estate loans ......    106,654       96.02       96,779    97.57      93,133      99.56
 Consumer .........................      1,701        1.53          227      .23         260        .28
                                      --------      ------     --------   ------    --------    ------
     Total fixed-rate loans .......    108,355       97.55       97,006    97.80      93,393      99.84
                                      --------      ------     --------   ------    --------    ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .............        144         .13          146      .15         148       .16%
Consumer:
     Secured lines of credit ......      2,576        2.32        2,010     2.03          --        --
     Other ........................         --          --           24      .02          --        --

                                      --------      ------     --------   ------    --------    ------
     Total loans ..................    111,075      100.00%      99,186   100.00%     93,541    100.00%
                                                    ======                ======                ======
Less:
 Loans in process .................        239                      338                  466
 Deferred fees and discounts ......        969                    1,272                1,584
 Allowance for loan losses.........        449                      332                  345
                                      --------                 --------             --------
    Total loans receivable, net ...   $109,418                 $ 97,244             $ 91,146
                                      ========                 ========             ========


                                            September 30,          November 30,
                                       ----------------------  ---------------------
                                              1995                     1994
                                       ----------------------  ---------------------
                                         Amount      Percent    Amount      Percent
                                       ----------   ---------  --------   ----------
                                             (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .............    $   75,321     83.40%   $   76,509     84.45%
  Multi-family ....................        12,060     13.35        11,218     12.38
  Commercial real estate ..........         2,598      2.88         2,473      2.73
  Construction ....................            --        --            --        --
                                          -------    ------       -------    ------
     Total real estate loans ......        89,979     99.63        90,200     99.56
 Consumer .........................           188       .21           167       .18
                                          -------    ------       -------    ------
     Total fixed-rate loans .......        90,167     99.84        90,367     99.74
                                          -------    ------       -------    ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family .............           150       .16           227       .26
Consumer:
     Secured lines of credit ......            --        --            --        --
     Other ........................            --        --            --        --
                                          -------    ------       -------    ------
     Total loans ..................        90,317    100.00%       90,594    100.00%
                                                     ======                  ======
Less:
 Loans in process..................           792                     527
 Deferred fees and discounts.......         1,694                   1,717
 Allowance for loan losses.........           275                     125
                                          -------                 -------
    Total loans receivable, net....       $87,556                 $88,225
                                          =======                 =======


         The following schedule sets forth the weighted average interest rate by contractual maturity of the Bank's loan portfolio at September 30, 1998. The table does not reflect prepayments, scheduled principal repayments or enforcement of due-on-sale clauses. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.



                                             Real Estate                  Consumer                Total
                                       ----------------------      ---------------------   ----------------------
                                                     Weighted                   Weighted                 Weighted
                                                      Average                    Average                  Average
                                        Amount         Rate        Amount         Rate      Amount        Amount
                                       --------      --------      ------       --------   --------      --------
                                                                  (Dollars in Thousands)
            Due During
           Twelve Months
        Ending September 30,
        --------------------
   1999 .............................  $  2,573        7.74%       $  173         7.74%    $  2,746         8.99%
   2000 .............................       889        7.62             6         5.55          895         7.61
   2001 and 2002 ....................     3,850        7.63           423         6.68        4,273         7.54
   2003 to 2005 .....................     9,543        7.51         1,165         7.00       10,708         7.46
   2006 to 2022 .....................    72,197        7.51         2,510         8.85       74,707         7.56
   2023 and following ...............    17,746        7.61            --           --       17,746         7.61
                                       --------                    ------                  --------
                                       $106,798                    $4,277                  $111,075
                                       ========                    ======                  ========

         The total amount of loans due after September 30, 1999 which have predetermined interest rates is approximately $105.6 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is approximately $2.7 million.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value). At September 30, 1998, based on the above, the Bank's loans-to-one borrower limit was approximately $6.2 million. On that date, the Bank had no borrowers with outstanding balances in excess of this amount.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Bank's lending program is the origination of loans secured by mortgages on owner-occupied one- to four-family residences. The Bank offers fixed-rate loans and also has a limited amount of one and three year adjustable rate mortgage loans ("ARMs"). The Bank does not presently offer ARMs on one- to four-family owner-occupied residences. At September 30, 1998, $84.9 million or 76.43% of the Bank's loan portfolio consisted of mortgage loans on one- to four-family residences.

         Substantially all of the one- to four-family residential loans originated by The Bank are secured by properties located in the Bank's market area and all mortgage loans originated by the Bank are retained and serviced by it. Because of competitive factors, most of the Bank's one- to four-family residential loans have been made through its Chicago office, which is located in a low and moderate income community. The Bank has been an active lender in this market for many years and has never experienced a delinquency level on these loans which was significantly higher than that of its loan portfolio as a whole.

         The Bank offers fixed-rate loans with maximum terms of up to 30 years for retention in its own portfolio as a central part of its lending program. However, consistent with its asset/liability management philosophy, the Bank focuses its fixed-rate loan origination activities on loans having terms to maturity of 15 years or less. At September 30, 1998, $77.7 million or 72.8% of the Bank's mortgage loans had original terms of 15 years or less. The interest rate on the Bank's fixed-rate loans is generally set based on competitive factors.

         Because of the economic conditions in parts of the Bank's market area, the Bank's underwriting practices do not comply in every way with those required by most purchasers in the secondary market thereby limiting the Bank's ability to build a held-for-sale portfolio, which could be useful for asset/liability management structuring and for the development of non-interest income. However, the Bank believes that non-compliance with secondary market standards does not in and of itself cause credit problems since the Bank has engaged in this type of lending for many years and its delinquency experience on these loans has been satisfactory to date.

         Properties securing one- to four-family residential real estate loans made by the Bank are appraised by independent appraisers. While The Bank originates virtually all of its residential mortgage loans with loan-to-value ratios of less than 95%, private mortgage insurance is obtained in an amount sufficient to reduce the Bank's exposure to not more than 80% of the appraised value or sales price, as applicable.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. At September 30, 1998, the Bank had $13.6 million in multi-family loans, representing 12.24% of the Bank's total loan portfolio, and $6.1 million in commercial real estate loans, or 5.49% of the Bank's total loan portfolio.

         The Bank's multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings and other non-residential building properties. Permanent multi-family and commercial real estate loans are generally originated for a maximum term of 15 years and most have fixed rates. Multi-family and commercial real estate loans carry a loan-to-value ratio of 80% or less of the appraised value of the property.

         Appraisals on properties serving multi-family and commercial real estate loans originated by the Bank are performed by an independent appraiser prior to the time the loan is made. All appraisals on commercial and multi-family real estate are reviewed by the Bank's Loan Committee. The Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements and banking relationships. The Bank generally requires personal guarantees on loans secured by multi-family and commercial real estate.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At September 30, 1998, the Bank had two multi-family loans totaling $280,000 and no commercial real estate loans 90 days or more delinquent. See also "Delinquencies and Nonperforming Assets," below.

         In the future, the Bank intends to continue to emphasize multi-family and commercial real estate lending as well as other types of commercial loans.

         CONSUMER LENDING. Consumer loans consist of home equity lines of credit, commercial lease loans and equipment loans secured by deposit accounts. During 1998, the Bank began originating commercial loans secured by equipment leases. At September 30, 1998, there were six such loans totaling approximately $1.5 million or 1.33% of loans outstanding.

         The Bank also offers an adjustable home equity line of credit secured by real estate with an interest rate at prime rate or a percentage over the prime rate, as reported in The Wall Street Journal, which is adjusted monthly. At September 30, 1998, such loans totaled $4.0 million with $2.6 million being drawn by borrowers which represents 2.32% of the Company's loan portfolio.

         ORIGINATIONS, PURCHASES AND SALES OF LOANS AND MORTGAGE-BACKED AND RELATED SECURITIES. In order to supplement loan originations, the Company has acquired mortgage-backed and related securities which are retained, depending on the investment intent, in the "held-to-maturity" or "available- for-sale" portfolios. During the years ended September 30, 1998 and 1997, the Company purchased $7.8 million and $12.2 million, respectively, of mortgaged-backed and related securities. During the same periods, the Company sold $780,000 and $1.8 million, respectively, of mortgage-backed and related securities. In order to supplement loan production, the Bank purchased loans from third party originators totaling $2.5 million and $1.1 million during the years ended September 30, 1998 and 1997, respectively. See "Investment Activities - Mortgage-Backed and Related Securities" and Notes 4 and 5 to the Notes to Consolidated Financial Statements in Item 8 hereof.

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.


                                                                                    Year Ended
                                                                                   September 30,
                                                               ----------------------------------------------------
                                                                     1998              1997              1996
                                                               ---------------     --------------    --------------
                                                                                (Dollars In Thousands)
     ORIGINATIONS BY TYPE:
      Fixed rate:
       Real estate - one- to four-family                            $23,336           $15,514          $15,612
                     - multi-family                                   3,048             3,594            2,137
                     - commercial and construction                    2,754             1,703            1,528
       Consumer and Other                                               154               145              212
              Secured line of credit                                  2,625             2,763               --
              Secured commercial                                      2,158                --               --
                                                                    -------           -------          -------
              Total loans originated                                 34,075            23,719           19,489
                                                                    -------           -------          -------
     PURCHASES:
       Mortgage-backed securities (excluding
        REMICs and CMOs)                                              6,822            11,215           21,828
       REMICs and CMOs                                                  996               964            1,365
                                                                    -------           -------          -------
              Total purchased                                         7,818(1)         12,179           23,193
                                                                    -------           -------          -------
     SALES AND REPAYMENTS:
       Mortgage-backed security sales                                   779             1,816              920
                                                                    -------           -------          -------
              Total sales                                               779             1,816              920
       Principal repayments                                          49,080            33,093           31,888
                                                                    -------           -------          -------
              Total reductions                                       49,859            34,909           32,808
     Increase (decrease) in other items, net                            582             1,621             (377)
                                                                    -------           -------          -------
              Net increase (decrease)                               $(7,384)           $2,610           $9,497
                                                                    =======            ======           ======


(1)      Includes no adjustable-rate mortgage-backed and related securities.

DELINQUENCIES AND NON-PERFORMING ASSETS

         DELINQUENCY PROCEDURES. If a loan is contractually delinquent 90 days, the Bank either arranges payment with the borrower or institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at sheriff's sale and may be purchased by the Bank.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized.




         The following table sets forth the Bank's loan delinquencies by type, amount and percentage of type at September 30, 1998.

                                                     Loan Delinquent For:
                                   ------------------------------------------------------
                                             60-89 Days             90 Days and Over        Total Delinquent Loans
                                   --------------------------- --------------------------  -------------------------
                                                       Percent                   Percent                    Percent
                                                      of Total                   of Total                   of Total
                                   Number    Amount    Loans   Number   Amount    Loans    Number   Amount   Loans
                                   ------    ------   -------- ------   ------   --------  ------   ------  --------
                                                             (Dollars in Thousands)
    Real Estate:
      One- to four-family .......     8      $286      .26%      8        $257      .23%      16      $543     .49%
      Multi-family ..............    --        --       --       2         280      .25        2       280     .25
      Commercial real estate ....    --        --       --      --          --       --       --        --      --
      Construction ..............    --        --       --      --          --       --       --        --      --
    Other .......................    --        --       --       1          25      .03        1        25     .03
                                   ----      ----     ----     ---        ----     ----      ---      ----    ----
        Total                         8      $286      .26%     11        $562      .51%      19      $848     .77%
                                   ====      ====     ====     ===        ====     ====      ===      ====    ====


         NON-PERFORMING ASSETS. Loans are reviewed monthly and any loan the collectibilty of which is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At September 30, 1998, the Bank had no foreclosed property. There were no restructured loans as of September 30, 1998.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets in the Bank's portfolio.


                                                                        September 30,                   November 30,
                                                       ---------------------------------------------    -----------
                                                         1998        1997        1996        1995          1994
                                                       --------    --------    ---------   ---------    -----------
                                                                           (Dollars in Thousands)
   Non-accruing loans:
     One- to four-family............................     $ 257      $ 197        $ 99        $ 65          $ 109
     Multi-family...................................       280         --         252          --             --
     Commercial real estate.........................        --         --          --          --             --
     Construction...................................        --         --          --          --             --
     Other..........................................        25         --          --          --              7
                                                         -----      -----        ----        ----          -----
        Total.......................................       562        197         351          65            116
                                                         -----      -----        ----        ----          -----
   Accruing loans delinquent more than 90 days:
        Total.......................................        --         --          --          --             --
                                                         -----      -----        ----        ----          -----

   Foreclosed assets:
     Commercial and multi-family real estate........        --         79          --          --             --
                                                         -----      -----        ----        ----          -----
        Total.......................................        --         79          --          --             --
                                                         -----      -----        ----        ----          -----

   Total non-performing assets......................     $ 562      $ 276        $351        $ 65          $ 116
                                                         =====      =====        ====        ====          =====
   Total as a percentage of total assets............       .27%       .12%        .15%        .03%           .03%
                                                         =====      =====        ====        ====          =====

         For the years ended September 30, 1998 and 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $20,000 and $16,500, respectively.

         OTHER LOANS OF CONCERN. As of September 30, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Management has considered the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses.

         ALLOWANCE FOR LOAN LOSSES. The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated. During each of the periods presented, there were no recoveries of amounts charged off.


                                                                                          Ten Months      Year
                                                             Year Ended                      Ended        Ended
                                                            September 30,                September 30,  November 30,
                                             -----------------------------------------  ----------------------------
                                                 1998          1997           1996           1995           1994
                                             -------------  -----------   ------------  --------------  ------------
                                                                    (Dollars in Thousands)
  Balance at beginning of period...........     $ 332         $ 345          $ 275          $ 125          $ 125

  Charge-offs:
    One- to four-family....................        30             5             --              9             --
    Multi-family...........................        --            45             --             --             --
    Consumer...............................        --            --             --              4             --
                                                -----         -----          -----          -----          -----
       Total...............................        30            50             --             13             --
                                                -----         -----          -----          -----          -----
  Recoveries:
       Total                                       --            --             --             --             --
                                                -----         -----          -----          -----          -----

  Net charge-offs..........................        30            50             --             13             --
                                                -----         -----          -----          -----          -----
  Additions charged to operations..........       147            37             70            163             --
                                                -----         -----          -----          -----          -----
  Balance at end of period.................     $ 449         $ 332          $ 345          $ 275          $ 125
                                                =====         =====          =====          =====          =====

  Ratio of net charge-offs during the
  period to average loans outstanding
  during the period........................       .03%          .05%            --            .01%            --
                                                =====         =====          =====          =====          =====

  Ratio of net charge-offs during the
  period to average non-performing assets..      7.96%        15.92%            --          11.21%            --
                                                =====         =====          =====          =====          =====

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


                                                                                 September 30,
                                     -----------------------------------------------------------------------------------------------
                                                 1998                         1997                                    1996
                                     -----------------------------  ------------------------------   -------------------------------
                                                          Percent                         Percent                           Percent
                                                          of Loans                        of Loans                          of Loans
                                                 Loan     in Each                Loan     in Each                  Loan     in Each
                                     Amount of  Amounts   Category  Amount of   Amounts   Category    Amount of   Amounts   Category
                                     Loan Loss    by      to Total  Loan Loss      by     to Total    Loan Loss     by      to Total
                                     Allowance  Category    Loans   Allowance   Category    Loans     Allowance  Category    Loans
                                     ---------  --------  --------  ---------   --------  --------    ---------  --------   --------
                                                                (Dollars in Thousands)

One- to four-family.................  $ 233     $84,896     76.43     $198      $79,586    80.24%       $201      $77,725     83.09%
Multi-family........................    104      13,601     12.24       61       12,237    12.34         119       12,239     13.08
Commercial real estate..............     43       6,096      5.49       35        4,573     4.61         25        3,317      3.55
Construction........................     17       2,205      1.99        3          529      .53          --           --        --
Secured Commercial..................     18       1,482      1.33       --           --       --          --           --        --
Secured line of credit..............     34       2,576      2.32       15        2,010     2.03          --           --        --
Consumer............................     --         219       .20       16          251      .25          --          260       .28
Unallocated.........................     --          --        --        4           --       --          --           --        --
                                       ----    --------    ------     ----      -------   ------        ----      -------    ------
     Total..........................   $449    $111,075    100.00%    $332      $99,186   100.00%       $345      $93,541    100.00%
                                       ====    ========    ======     ====      =======   ======        ====      =======    ======



                                                        September 30,                           November 30,
                                            ------------------------------------       --------------------------------
                                                           1995                                      1994
                                            -------------------------------------      --------------------------------
                                                                         Percent                              Percent
                                                                         of Loans                             of Loans
                                                           Loan          in Each                     Loan     in Each
                                             Amount of    Amounts       Category        Amount of   Amounts   Category
                                             Loan Loss      by           to Total        Loan Loss    by      to Total
                                             Allowance    Category        Loans         Allowance   Category    Loans
                                             ---------    --------      --------        ---------   --------  -------
One- to four-family.......................    $196        $75,471          83.56%         $ 82      $76,736     84.71%
Multi-family..............................      57         12,060          13.35            22       11,218     12.38
Commercial real estate....................      19          2,598           2.88             6        2,473      2.73
Construction                                    --             --             --            --           --        --
Secured Commercial                              --             --             --            --           --        --
Secured line of credit                          --             --             --            --           --        --
Consumer..................................      --            188            .21             1          167       .18
Unallocated...............................       3             --             --            14           --        --
                                              ----        -------         ------          ----      -------    ------
     Total................................     $275        $90,317         100.00%         $125      $90,594    100.00%
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

         While management believes that it uses the best information available to determine the allowance for losses on loans and leases, unforeseen economic and market conditions could result in adjustments to the allowance for losses on loans, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

INVESTMENT ACTIVITIES

         GENERAL. Generally, the investment policy of DFIN is to invest funds among categories of investments and maturities based upon the Company's asset/liability management policies, investment quality, loan and deposit volume, liquidity needs and performance objectives. Effective December 1, 1994, the Company adopted SFAS 115. As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. At September 30, 1998, DFIN had no securities which were classified as trading. Securities that DFIN has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are reported at fair market value with unrealized gains and losses included, on an after-tax basis, as a separate component of stockholders' equity. At September 30, 1998, $40.4 million of investment securities and $48.6 million of mortgage-backed and related securities were classified as available-for-sale.

         INVESTMENT SECURITIES. The Company has used investment securities to supplement loan volume and to provide adjustable rate and/or short and intermediate-term assets for asset/liability management purposes. In addition to federal agency obligations and tax-exempt municipal bonds, but to a much lesser extent, the Company invests in FHLB stock, stock in the Federal Reserve Bank ("FRB") of Chicago, equity securities and mutual funds. At September 30, 1998 and 1997, the Company's investment securities portfolio totaled $45.9 million and $41.4 million, respectively. At September 30, 1998, the Company did not own any investment securities of a single issuer which exceeded 10% of the Company's equity, other than federal agency obligations. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements in Item 8 hereof for additional information regarding the Company's investment securities portfolio.

         As part of DFIN's asset/liability management strategy, the Company's investment securities portfolio contains both short- and intermediate-term (five years or less) securities. At September 30, 1998, $20.1 million of the Company's investment securities (excluding FHLB and FRB stock) had terms to maturity or were likely to be called in five years or less. See "Asset/Liability Management," above.

         The following table sets forth the carrying value of the Company's investment securities and FHLB and FRB stock at the dates indicated. At September 30, 1998, the market value of the Company's held-to-maturity investment securities portfolio was $5.5 million.

                                                                            September 30,
                                                    ---------------------------------------------------------------
                                                              1998               1997                 1996
                                                    --------------------- -------------------  --------------------
                                                      Book         % of    Book        % of      Book        % of
                                                      Value       Total    Value      Total     Value       Total
                                                    ---------   --------- -------   ---------  --------   ---------
                                                                      (Dollars in Thousands)
  Investment securities:
    Held-to-Maturity:
      FHLB stock...............................       3,235       7.04     3,121       7.54      3,110       6.45
      FRB stock................................         580       1.26       578       1.40        ---         --
      Other....................................       1,729       3.77     1,845       4.45      1,777       3.68
                                                    -------     ------   -------     ------    -------     ------
       Subtotal................................       5,544      12.07     5,544      13.39      4,887      10.13
                                                    -------     ------   -------     ------    -------     ------
    Available-for-Sale:
      Tax-Exempt securities....................     $19,843      43.21%  $22,493      54.31%   $24,905     51.64%
      Federal Agency Obligations...............      16,440      35.80    11,051      26.68     14,785      30.66
      Corporate securities.....................       4,094       8.92     2,330       5.62      3,653       7.57
                                                    -------     ------   -------     ------    -------     ------
       Subtotal................................      40,377      87.93    35,874      86.61     43,343      89.87
                                                    -------     ------   -------     ------    -------     ------
       Total investment securities.............     $45,921     100.00%  $41,418     100.00%   $48,230     100.00%
                                                    =======     ======   =======     ======    =======     ======

  Average estimated remaining life of
  investment securities (excluding FHLB and
  FRB stock and other equities)................   4.4 years            9.6 years             9.4 years

  Other interest-earning assets:
    Interest-earning deposits with banks.......      $1,245     100.00%   $1,591     100.00%    $1,011     100.00%
                                                    =======     ======   =======     ======    =======     ======


         The following table sets forth certain information regarding the composition and maturities of the securities portfolio, excluding FHLB and FRB stock, equity securities and other items, at September 30, 1998. SeeNote 3 of Notes to the Consolidated Financial Statements in Item 8 hereof for a discussion of the Company's investment securities portfolio. A portion of the Company's municipal bonds have been prerefunded and the maturity on these bonds reflect the prerefunded maturity dates. In addition, most of the federal agency obligations are callable and reflect the call date if the security is "in the money."


                                                                           September 30, 1998
                                            --------------------------------------------------------------------------------
                                             Less Than      1 to 5       5 to 10       Over
                                              1 Year         Years        Years      10 Years    Total Investment Securities
                                            ----------    ----------   ----------   ----------  ----------------------------
                                            Book Value    Book Value   Book Value   Book Value  Book Value     Market Value
                                            ----------    ----------   ----------   ----------  ----------     -------------
                                                                     (Dollars in Thousands)
Municipal bonds..........................      $ 861        $2,830       $1,763       $14,389     $19,843         $19,843
Federal agency obligations...............      7,042         9,398           --            --      16,440          16,440
                                              ------        ------       ------       -------     -------         -------
     Total investment securities
      (excluding FHLB and FRB
       stock, equity securities and
       other items)......................     $7,903       $12,228       $1,763       $14,389     $36,283         $36,283
                                              ======       =======       ======       =======     =======         =======

Weighted average yield...................       6.32%         6.74%        6.77%         5.78%       6.09%           6.09%

         MORTGAGE-BACKED AND RELATED SECURITIES. As of September 30, 1998, all of the mortgage-backed and related securities owned by the Company were issued, insured or guaranteed either directly or indirectly by a federal agency or rated "A" (in most cases "AAA") or higher by a nationally recognized credit rating agency. However, it should be noted that, while a (direct or indirect) federal guarantee or a high credit rating may indicatea high degree of protection against default, such guarantee or rating does not mean that the securities will be protected from declines in value based on changes in interest rates or prepayment speeds.

         At September 30, 1998, DFIN had $65.1 million of mortgage-backed and related securities, representing 28.5% of total assets. On that date, the Company had $37.6 million of Federal National Mortgage Association ("FNMA"), FHLMC and Government National Mortgage Association ("GNMA") participation certificates, $4.9 million of conventional mortgage-backed securities and $22.6 million of collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"), of which $6.6 million of the CMOs and REMICs were issued either by FHLMC or FNMA and the remaining $16.0 million were privately issued securities. None of the Company's privately issued mortgage-backed or related securities are insured or guaranteed by FHLMC or FNMA. All of the privately issued securities were rated "AA" or higher by a nationally recognized credit rating agency at the time of purchase.

         Consistent with its asset/liability management strategy, at September 30, 1998, $27.4 million or 42.1% of DFIN's mortgage-backed and related securities had adjustable interest rates. In addition, the Company has a substantial portfolio of CMOs and REMICs with anticipated average lives of five years or less. For information regarding the Company's mortgage-backed and related securities portfolio, see Notes 4 and 5 of the Notes to the Consolidated Financial Statements in Item 8 hereof.

         At September 30, 1998, the Company had no mortgage-backed or related securities in excess of 10% of stockholders' equity except for FNMA and GNMA issues, amounting to $11.5 million and $28.2 million, respectively.

         In addition to its conventional mortgage-backed securities, the Company invests in CMOs and REMICs. CMOs and REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The terms to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO or REMIC. Although a significant proportion of the Company's CMOs are interests in tranches which have been structured (through the use of cash flow priority and "support" tranches) to give somewhat more predictable cash flows, the cash flows and the value of CMOs and REMICs are subject to change.

         The Company invests in CMOs and REMICs as an alternative to mortgage loans and conventional mortgage-backed securities as part of its asset/liability management strategy. Management believes that CMOs and REMICs can represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs and REMICs (five year or less average life) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. Because the Company's CMOs and REMICs (with the exception of those classified as "high risk" at the time of purchase, as described below) are purchased as an alternative to mortgage loans and because the Company has the ability and intent to hold such securities to maturity, all such securities (with the exception of those classified as "high risk" at the time of purchase) are classified as held-to-maturity. At September 30, 1998, the Company held $22.6 million of CMOs and REMICs, including $13.2 million in fixed rate securities, the majority of which are of short and intermediate duration (five year or less average life), and $9.4 million in adjustable rate securities.

         Substantially all mortgage derivatives recently purchased by the Company are not classified as "high-risk" under regulatory guidelines and are subject to normal effects of changes in interest rates. Mortgage derivative products with an average life or price volatility in excess of a benchmark 30-year mortgage-backed pass-through security are considered high-risk mortgage securities. National banks may generally only invest in high-risk mortgage securities in order to reduce interest rate risk. DFIN's investment policy limits the amount of "high-risk" CMOs that the Company may purchase to 12% of total assets and mandates that these assets must be retested and monitored quarterly. At September 30, 1998, the Company held CMOs and REMICs that were classified as "high-risk," with a carrying value of $927,000 and a market value of $936,000. While the Company's current investment policy permits its investment, subject to certain limitations, in CMOs and REMICs classified as "high-risk," it is currently anticipated that any future investments in "high risk" securities will be minimal. To date, neither the OCC (after the Bank Conversion) nor the OTS (before the Bank Conversion) has required the Company to dispose of any high-risk securities.

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


                                                Book Value
                                                ----------
                                                  5 to 1      10 to 20        Over 20        Balance
                                                   Years       Years           Years       Outstanding
                                                ----------    --------        -------      -----------
                                                               (Dollars In Thousands)
  CMOs and REMICs                                  $--         $3,647         $18,800        $22,447
  FNMA participation certificates                   --          1,683           5,189          6,872
  Conventional mortgage-backed securities           --            966           3,894          4,860
  FHLMC participation certificates                  --            411           1,801          2,212
  GNMA participation certificates                   --             --          27,346         27,346
                                                   ---         ------         -------        -------
       Total                                       $--         $6,707          57,030        $63,737
                                                   ===         ======         =======        =======


         The Company's holdings of mortgage-backed and related securities have decreased in recent years as a result of management's efforts to increase loan production, including commercial lending. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), and the Company's other mortgage related securities also carry lower yields (due to the implied federal agency guarantee and because such securities tend to have shorter actual durations than 30 year loans), in the event that the proportion of the Company's assets consisting of mortgage-backed and related securities increases, the Company's asset yields could be somewhat adversely affected. The Company will evaluate mortgage-backed and related securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

         The market values of a significant portion of the Company's mortgage-backed and related securities held-to-maturity have been from time to time significantly lower than their carrying values. However, for financial reporting purposes, such declines in value are considered to be temporary in nature since they have been due to changes in interest rates rather than credit concerns. See Note 4 of the Notes to the Consolidated Financial Statements in
Item 8 hereof.

         The following table sets forth the carrying value of the Company's mortgage-backed and related securities at the dates indicated. At September 30, 1998, the market value of the Company's mortgage-backed and related securities portfolio was $65.1 million.



                                                                                      September 30,
                                                             ---------------------------------------------------------------
                                                                      1998                1997                 1996
                                                             -------------------   -------------------   -------------------
                                                               Book       % of       Book       % of      Book        % of
                                                               Value      Total      Value      Total     Value       Total
                                                             ---------   -------   ---------   -------   --------    -------
                                                                                (Dollars in Thousands)
    Held-to-Maturity:
      CMOs and REMICs...................................     $ 16,434     25.26%   $ 27,870     32.94%   $ 35,504     40.30%
                                                             --------    ------    --------    ------    --------    ------
        Subtotal........................................       16,434     25.26      27,870     32.94      35,504     40.30
                                                             --------    ------    --------    ------    --------    ------

    Available-for-Sale:
      CMOs and REMICs...................................     $  6,113      9.40%   $  5,742      6.79%   $  4,458      5.06%
      FNMA participation certificates...................        7,080     10.88       9,332     11.03      10,928     12.40
      FHLMC participation certificates..................        2,309      3.55       3,994      4.72       5,149      5.85
      GNMA participation certificates...................       28,184     43.33      30,910     36.53      24,826     28.18
      Conventional mortgage-backed securities...........        4,931      7.58       6,762      7.99       7,233      8.21
                                                             --------    ------    --------    ------    --------    ------
       Subtotal.........................................       48,617     74.74      56,740     67.06      52,594     59.70
                                                             --------    ------    --------    ------    --------    ------
       Total mortgage-backed securities.................     $ 65,051    100.00%   $ 84,610    100.00%   $ 88,098    100.00%
                                                             ========    =======   ========    ======    ========    ======


SOURCES OF FUNDS

         GENERAL. The Company's primary sources of funds are deposits, payments (including prepayments) of loan principal, interest earned on loans and securities, repayments of securities, borrowings and funds provided from operations.

         DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW, money market and various certificate accounts. The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. However, as customers have become more interest rate conscious, the Bank has become more susceptible to short-term fluctuations in deposit flows.

         The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. For instance, the Bank has recently implemented several marketing initiatives in order to attract intermediate and long term deposits. However, the Bank has found it difficult to increase rapidly its deposits on a cost effective basis as a result of intense competition throughout its market area and slow economic growth in the community located near its Chicago office. For information regarding the amount of the Bank's deposit accounts in prior periods, see Note 10 of the Notes to the Consolidated Financial Statements in Item 8 hereof.

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                                                              September 30,
                                                              ---------------------------------------------
                                                                1998               1997             1996
                                                              ---------         ---------         ---------
                                                                           (Dollars in Thousands)
        Opening balance.................................      $ 125,746         $ 118,973         $ 126,632
        Deposits........................................         70,972            80,169            66,969
        Withdrawals.....................................        (85,851)          (77,870)          (79,781)
        Interest credited...............................          4,832             4,474             5,153
                                                              ---------         ---------         ---------

        Ending balance..................................      $ 115,699         $ 125,746         $ 118,973
                                                              =========         =========         =========

        Net increase (decrease).........................      $ (10,047)        $   6,773         $  (7,659)
                                                              =========         =========         =========

        Percent increase (decrease).....................          (7.99)%            5.69%            (6.05)%
                                                              =========         =========         =========


         Deposits in the Bank as of September 30, 1998 were made pursuant to various types of savings programs, described below.


                                                                               September 30,
                                                --------------------------------------------------------------------------
                                                         1998                      1997                     1996
                                                ----------------------    -----------------------   ----------------------
                                                              Percent                     Percent                 Percent
                                                 Amount       of Total     Amount        of Total    Amount       of Total
                                                --------      --------    --------       --------   --------      --------
                                                                        (Dollars in Thousands)
  TRANSACTIONS AND SAVINGS DEPOSITS:
  Passbook Accounts 2.60% (1)...............    $ 19,989        17.28%    $  19,938        15.86%   $  20,386        17.13%
  NOW and Money Market Accounts
  1.24 - 4.15%(1)...........................      10,349         8.94        10,737         8.53       10,764         9.05
                                                --------      -------     ---------       -------    --------      -------
       Total Non-Certificates...............      30,338        26.22        30,675        24.39       31,150        26.18
                                                --------      -------     ---------       -------    --------      -------
  CERTIFICATES:

   4.00 -  5.99%............................      65,931        56.99        62,938        50.05       63,143        53.07
   6.00 -  7.99%............................      19,170        16.57        30,997        24.65       23,390        19.66
   8.00 -  9.99%............................         260          .22         1,136          .91        1,290         1.09
                                                --------      -------     ---------       -------    --------      -------

       Total Certificates...................      85,361        73.78        95,071        75.61       87,823        73.82
                                                --------      -------     ---------       -------    --------      -------
       Total Deposits.......................    $115,699       100.00%    $ 125,746       100.00%    $118,973       100.00%
                                                ========      =======     =========       =======    ========      =======


(1)     Rates in effect at September 30, 1998.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1998.



                                      4.00-     5.00-     6.00-     7.00-     8.00-   9.00-                Percent
                                      4.99%     5.99%     6.99%     7.99%     8.99%   9.99%     Total      of Total
                                     ------   --------   -------   ------     ----    -----    -------     --------
  Certificate accounts maturing in
  quarter ending:
  December 31, 1998...............   $  803   $ 19,753   $ 2,641   $   86     $ --    $ 109    $23,392       27.40%
  March 31, 1999..................    1,371     16,156     1,394        8       --       98     19,027       22.29
  June 30, 1999...................       63      8,477     3,943       --       --       53     12,536       14.69
  September 30, 1999..............       --      8,697     3,642       --       --       --     12,339       14.46
  December 31, 1999...............       --      1,873       880      941       --       --      3,694        4.33
  March 31, 2000..................       --      2,263       558      465       --       --      3,286        3.85
  June 30, 2000...................       --        585       791       --       --       --      1,376        1.61
  September 30, 2000..............       --      1,075     1,079        9       --       --      2,163        2.53
  December 31, 2000...............       --        543       297       --       --       --        840        0.98
  March 31, 2001..................       --        848         0       --       --       --        848        0.99
  June 30, 2001...................       --        273       490       --       --       --        763         .89
  September 30, 2001..............       --        264       706       --       --       --        970        1.14
  Thereafter......................       --      2,887     1,240       --       --       --      4,127        4.84
                                     ------   --------   -------   ------     ----    -----    -------      ------

     Total........................   $2,237   $ 63,694   $17,661   $1,509     $  0    $ 260    $85,361      100.00%
                                     ======   ========   =======   ======     ====    =====    =======      ======
     Percent of total.............     2.62%     74.62%    20.69%    1.77%    0.00%     .30%
                                     ======   ========   =======   ======     ====    =====


         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of September 30, 1998.


                                                                                       Maturity
                                                                 ----------------------------------------------------
                                                                             Over       Over
                                                                 3 Months   3 to 6    6 to 12      Over
                                                                 or Less    Months     Months    12 Months     Total
                                                                 --------  -------    --------   ---------   --------
       Certificates of deposit less than $100,000.............    $3,321   $11,722     $19,119    $12,799     $46,961

       Certificates of deposit of $100,000 or more
       (excluding Public Funds)...............................    12,422     6,179       5,656      5,268      29,525

       Public funds(1)........................................     7,649     1,126         100         --       8,875
                                                                 -------   -------     -------    -------     -------

       Total certificates of deposit..........................   $23,392   $19,027     $24,875    $18,067     $85,361
                                                                 =======   =======     =======    =======     =======

(1)      Deposits from governmental and other public entities.

         For additional information regarding the composition of the Bank's deposits, see Note 10 of the Notes to the Consolidated Financial Statements in
Item 8 hereof.

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

         Consistent with its asset/liability management strategy, the Bank may utilize FHLB advances to extend the term to maturity of its liabilities. Also, the Bank uses FHLB borrowings to fund loan demand and other investment opportunities and to offset deposit outflows. At September 30, 1998, the Bank had

$61.8 million of FHLB advances outstanding with a weighted average interest rate of 5.95%. See Note 11 of the Notes to the Consolidated Financial Statements in
Item 8 hereof.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and all other borrowings for the periods indicated.


                                               Year Ended
                                               September 30,
                                     ---------------------------------
                                       1998          1997       1996
                                     --------      --------    -------
                                           (Dollars in Thousands)
    MAXIMUM BALANCE:
      FHLB advances ................  $64,300       $59,800    $61,800

    AVERAGE BALANCE:
      FHLB advances ................  $59,304       $58,323    $51,950



         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.


                                                                     September 30,
                                                    -----------------------------------------------
                                                        1998              1997            1996
                                                    -----------      -------------     ------------
                                                                 (Dollars in Thousands)

  FHLB advances .................................     $61,800           $ 56,500         $59,600
                                                      -------           --------         -------

    Total borrowings ............................     $61,800           $ 56,500         $59,600
                                                      =======           ========         =======

  Weighted average interest rate of FHLB advances        5.95%              6.24%           6.05%

                         YEAR 2000 READINESS DISCLOSURE
INTRODUCTION

         Notice is hereby given that the Year 2000 statement set forth below is being designated a Year 2000 Readiness Disclosure in accordance with Section 7(b) of the Year 2000 Information and Readiness Disclosure Act.

         For more than a year, the Company has been engaged in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The problem is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (e.g., 97 for 1997). These computer systems may not operate properly when the last two digits become "00," as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations, temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem could affect a wide variety of automated information systems such as main frame computer applications, personal computers, communication systems, including telephone systems, and other information systems utilized not only by the Company, but also by its vendors and customers.

         The most significant of the Company's automated information systems affected by the Year 2000 issue is the data processing system used to process transactions and information for loan and deposit customers. The Company currently purchases the services for this system from a nationally recognized data processing vendor. Other programs and applications used in the Company's operations that will be affected by the Year 2000 issue include building and security system equipment, ATM modems, loan document processing systems, investment accounting programs, and computer software and hardware. All software and hardware has been purchased from outside vendors. The Company has not developed any in-house computer applications or equipment. All data processing is done off-site. The Company has maintenance agreements with vendors on the majority of its equipment and systems.

STATE OF READINESS

         The Company's Year 2000 plan process began in the summer of 1997. At that time, a Year 2000 plan coordinator was appointed and assessment of mission critical systems began. The Company upgraded much of its computer hardware and software during1998, in large part to meet the system requirements when it converted to a new data processing company in July 1998.

         The Company anticipates that Year 2000 compliance will be achieved for substantially all mission critical applications by the end of 1998. Further renovation and testing is expected to occur during the first quarter of 1999, with the timing dictated by external vendors. The Company's vendors have been providing updates regarding their progress in assessment, renovation and testing on a regular basis, and the Year 2000 coordinator is continuing to monitor the progress. The Year 2000 Coordinator periodically presents updates regarding Year 2000 issues to the Board of Directors.

RISKS FROM YEAR 2000 ISSUES

         The predominant risk associated with the Year 2000 issue for the Company rests with the functionality of the data processing system. In order to offset the inherent risk with its main data processing system, the Company is researching sites and services offered by vendors which specialize in establishing operations on an emergency basis, as well as preparing other contingency plans.

         The Company has not identified any customers who present potential risk relative to their compliance with Year 2000 within their own organizations. Loan officers are aware of the Year 2000 issue, and the issue is being addressed with new commercial customers.

         The Company has a large investment portfolio which carries a potential liquidity risk should the companies handling the investments experience a Year 2000 issue. These companies appear to be well advanced in renovating and testing their systems.

         The Company outsources its item processing operations to a nationally recognized data processing company. That company appears to be well advanced with year 2000 compliance efforts.

         Other vendors also appear to be progressing in their Year 2000 efforts. The most difficult risks for the Company to assess are the risks associated with the utilities offered by gas, electric and telephone companies. Those are risks shared by everyone and cannot be accurately quantified at this time.

CONTINGENCY PLANS

         As indicated above, the Company is researching "hot-site" options to establish emergency operations if necessary because of a Year 2000 failure. The Company has generally identified critical requirements for minimum levels of outputs and services and established recovery plans to implement those requirements. The Company is considering increasing its liquidity levels during the last quarter of 1999 in preparation for possible extreme customer reaction to the Year 2000 issue.

COSTS TO ADDRESS YEAR 2000 ISSUES

         The Company has planned for the Year 2000 with its officers and staff. It does not intend to use outside consultants. Because the Company relies predominantly on outsourced vendors for its core applications, it does not expect significant costs related to Year 2000 renovation. Expenses incurred to date which are directly related to the Year 2000 issue total approximately $40,000.

         Based on the Year 2000 plan as currently being executed and the best available information, the Company does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on its financial condition, results of operation or liquidity.

                           FORWARD-LOOKING STATEMENTS

         The preceding "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represents Damen Financial Corporation's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; future FDIC insurance premium assessments; the impact of conversion to a National Bank and its plan of restructuring on its financial performance and future growth; the impact of interest rates on its net interest income as a result of its balance sheet structure; the impact of its policy guidelines and strategies on its net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; and Management's assessment of its provision and allowance for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and Management's assessment of the impact of the Year 2000 on the financial condition, results of operations and liquidity of the Company.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the market served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit garnering as well as asset generation capabilities; future legislation to combine the BIF and the SAIF, as well as future financial losses in the bank and savings and loan industries and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums; significant fluctuations in market interest rates and operational limitations; deviations from the assumptions used to evaluate the appropriate level of the allowance for loan losses as well as future purchases and sales of loans may affect the appropriate level of the allowance for loan losses and thereby affect the future levels of provisioning; and the steps necessary to address the Year 2000 Issue include ensuring that not only the Company's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

         Accordingly, results actually achieved may differ materially from expected results in these statements. Damen Financial Corporation does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's interest rate risk position is discussed under the heading "Asset/Liability Management" on pages 15 and 16. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DAMEN FINANCIAL CORPORATION
Consolidated Statements of Financial Condition

                                                                                     September 30,
                                                                         -----------------------------------
                                                                                1998                 1997
                                                                                ----                 ----
Assets

Cash and amounts due from depository institutions                        $     541,682               500,455
Interest-bearing deposits                                                    1,245,446             1,590,529
                                                                         -------------           -----------
   Total cash and cash equivalents                                           1,787,128             2,090,984
Investment securities held to maturity
   (fair value: 1998 - $1,728,900; 1997 - $1,845,400) (note 2)               1,728,931             1,845,383
Investment securities, available for sale, at fair value (note 3)           40,377,371            35,874,298
Mortgage-backed securities held to maturity
  (fair value: 1998 - $16,478,500; 1997 - $27,548,700) (note 4)             16,434,332            27,869,570
Mortgage-backed securities, available for sale, at fair value (note 5)      48,617,275            56,740,190
Loans receivable (net of allowance for loan losses:
  1998 - $449,000; 1997 - $332,000) (note 6)                               109,417,586            97,244,031
Foreclosed real estate                                                               -                79,000
Stock in Federal Home Loan Bank and
  Federal Reserve Bank of Chicago                                            3,815,150             3,698,500
Accrued interest receivable (note 7)                                         1,755,466             1,551,284
Office properties and equipment - net (note 8)                               3,530,443             3,473,326
Prepaid expenses and other assets (note 9)                                     569,040               642,654
                                                                         -------------           -----------

   Total assets                                                            228,032,722           231,109,220
                                                                         =============           ===========


Liabilities and Stockholders' Equity

Liabilities
Deposits (note 10)                                                         115,698,518           125,746,001
Borrowed money (note 11)                                                    61,800,000            56,500,000
Advance payments by borrowers for taxes and insurance                        2,598,991               722,141
Other liabilities (note 12)                                                  2,681,029             2,202,115
                                                                         -------------           -----------
   Total liabilities                                                       182,778,538           185,170,257
                                                                         -------------           -----------

Stockholders' Equity
Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                                   -                     -
Common stock, $.01 par value; authorized 4,500,000 shares;
  3,981,434 shares issued and 2,957,154 shares outstanding
  at September 30, 1998 and 3,967,500 shares issued and
  3,109,220 shares outstanding at September 30, 1997                            39,814                39,675
Additional paid-in capital                                                  38,837,468            38,452,948
Retained earnings, substantially restricted                                 22,882,928            22,100,190
Unrealized gain on securities available for sale, net of income taxes        1,740,980             1,382,560
Treasury stock, at cost (1,024,280 and 858,280 shares
  at September 30, 1998 and 1997)                                          (14,913,027)          (12,117,799)
Common stock acquired by Employee Stock Ownership Plan                      (2,339,200)           (2,550,800)
Common stock awarded by Recognition and Retention Plan                        (994,779)           (1,367,811)
                                                                         --------------          ------------
   Total stockholders' equity (notes 16 and 17)                             45,254,184            45,938,963
                                                                         --------------          ------------

Commitments and contingencies (notes 18 and 19)

   Total liabilities and stockholders' equity                            $ 228,032,722           231,109,220
                                                                         =============           ===========

See accompanying notes to consolidated financial statements.

DAMEN FINANCIAL CORPORATION
Consolidated Statements of Earnings

                                                                       Years Ended September 30,
                                                           -----------------------------------------------
                                                                1998              1997             1996
                                                                ----              ----             ----
Interest income:
  Loans                                                     $ 8,387,749        7,641,587         7,372,382
  Mortgage-backed securities                                  5,246,711        6,061,307         6,081,879
  Tax-exempt securities                                       1,303,499        1,404,976         1,482,104
  Interest and dividends on other investments                 1,401,629        1,153,274         1,541,742
  Dividends on FHLB and FRB stock                               244,165          232,721           182,342
                                                            -----------     ------------       -----------
     Total interest income                                   16,583,753       16,493,865        16,660,449
                                                            -----------     ------------       -----------

Interest expense:
  Deposits                                                    6,333,665        6,176,720         6,426,006
  Borrowings                                                  3,679,593        3,646,005         3,245,920
                                                            -----------     -------------      -----------
     Total interest expense                                  10,013,258        9,822,725         9,671,926
                                                            -----------     ------------       -----------

     Net interest income before provision for
       loan losses                                            6,570,495        6,671,140         6,988,523
Provision for loan losses                                       146,876           36,618            70,000
                                                            -----------     ------------       -----------
     Net interest income after provision for
       loan losses                                            6,423,619        6,634,522         6,918,523
                                                            -----------     ------------       -----------

Non-interest income:
  Loan fees and service charges                                 164,950           42,491           108,797
  Gain (loss) on sale of:
   Mortgage-backed securities, available for sale                18,557          (17,365)            4,064
   Investment securities, available for sale                    552,007          157,083            79,509
  Rental income                                                  97,926           20,634             9,149
  Other income                                                   92,422           64,232            65,022
                                                            -----------     ------------       -----------
     Total non-interest income                                  925,862          267,075           266,541
                                                            -----------     ------------       -----------

Non-interest expense:
  Compensation, employee benefits, and
   related expenses (notes 13 and 14)                         2,763,474        2,655,881         2,190,681
  Advertising and promotion                                     330,494          462,815           457,918
  Occupancy and equipment expense (note 8)                      704,449          772,045           661,776
  Data processing                                               246,975          122,488           100,862
  Insurance expense                                              80,733           72,727            73,058
  Federal deposit insurance premiums                             77,682          114,674           295,265
  SAIF special assessment                                             -                -           860,000
  Legal, audit, and examination services                        440,558          272,702           264,659
  Other operating expenses                                      350,181          343,019           338,543
                                                            -----------     ------------       -----------
     Total non-interest expense                               4,994,546        4,816,351         5,242,762
                                                            -----------     ------------       -----------

Net income before income taxes                                2,354,935        2,085,246         1,942,302
Provision for federal and state
  income taxes (note 15)                                        427,200          339,799           162,460
                                                            -----------     ------------       -----------

      Net income                                            $ 1,927,735        1,745,447         1,779,842
                                                            ===========     ============       ===========

Earnings per share - basic                                  $       .67              .54               .49
                                                            ===========     ============       ===========

Earnings per share - diluted                                        .65              .53               .49
                                                            ===========     ============       ===========

Dividends declared per common share                         $       .40              .24               .12
                                                            ===========     ============       ===========

See accompanying notes to consolidated financial statements.

DAMEN FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                      Unrealized
                                                                                                                    Gain (Loss) on
                                                                                     Additional                       Securities
                                                                       Common         Paid-In          Retained        Available
                                                                        Stock         Capital          Earnings        For Sale
                                                                     -----------     ----------       ----------    --------------
Balance at September 30, 1995                                        $    39,675     38,280,338       19,777,497       786,470

  Additions (deductions) for the year ended September 30, 1996:
  Net income                                                                                           1,779,842
  Adjustment of securities to fair value, net of tax effect                                                           (618,791)
  Purchase of treasury stock  (197,383 shares)
  Purchase of stock for RRP
  Amortization of award of RRP stock
  Contribution to fund ESOP loan                                                         65,628
  Dividends declared on common stock                                                                    (426,169)
                                                                     ----------      ----------       ----------     ---------
Balance at September 30, 1996                                            39,675      38,345,966       21,131,170       167,679

  Additions (deductions) for the year ended September 30, 1997:

  Net income                                                                                           1,745,447
  Adjustment of securities to fair value, net of tax effect                                                          1,214,881
  Tax benefit related to employee stock plans                                            27,800
  Purchase of treasury stock (660,897 shares)
  Amortization of award of RRP stock
  Contribution to fund ESOP loan                                                         79,182
  Dividends declared on common stock                                                                    (776,427)
                                                                     ----------      ----------       ----------     ---------
Balance at September 30, 1997                                            39,675      38,452,948       22,100,190     1,382,560

  Additions (deductions) for the year ended September 30, 1998:

  Net income                                                                                           1,927,735
  Options exercised (13,934 shares)                                         139         161,843
  Adjustment of securities to fair value, net of tax effect                                                            358,420
  Tax benefit related to employee stock plans                                            83,730
  Purchase of treasury stock (166,000 shares)
  Amortization of award of RRP stock
  Contribution to fund ESOP loan                                                        138,947
  Dividends declared on common stock                                                                  (1,144,997)
                                                                    -----------      ----------       ----------     ---------
Balance at September 30, 1998                                       $    39,814      38,837,468       22,882,928     1,740,980
                                                                    ===========      ==========       ==========     =========


                                                                                      Common        Common
                                                                                      Stock          Stock
                                                                    Treasury         Acquired       Awarded
                                                                     Stock           By ESOP         By RRP           Total
                                                                   ----------       ----------     ----------      ----------
Balance at September 30, 1995                                               -       (3,174,000)             -       55,709,980
  Additions (deductions) for the year ended September 30, 1996:
  Net income
  Adjustment of securities to fair value, net of tax effect                                                          1,779,842
  Purchase of treasury stock  (197,383 shares)                                                                        (618,791)
  Purchase of stock for RRP                                        (2,311,375)                                      (2,311,375)
  Amortization of award of RRP stock                                                               (1,865,187)      (1,865,187)
  Contribution to fund ESOP loan                                                                      124,343          124,343
  Dividends declared on common stock                                                   411,600                         477,228
                                                                                                                      (426,169)
                                                                  -----------       ----------     ----------       ----------
                                                                   (2,311,375)      (2,762,400)    (1,740,844)      52,869,871
Balance at September 30, 1996

  Additions (deductions) for the year ended September 30, 1997:
                                                                                                                     1,745,447
  Net income                                                                                                         1,214,881
  Adjustment of securities to fair value, net of tax effect                                                             27,800
  Tax benefit related to employee stock plans                      (9,806,424)                                      (9,806,424)
  Purchase of treasury stock (660,897 shares)                                                         373,033          373,033
  Amortization of award of RRP stock                                                   211,600                         290,782
  Contribution to fund ESOP loan                                                                                      (776,427)
                                                                  -----------       ----------     ----------       ----------
  Dividends declared on common stock                              (12,117,799)      (2,550,800)    (1,367,811)      45,938,963


Balance at September 30, 1997

  Additions (deductions) for the year ended September 30, 1998:

  Net income                                                                                                         1,927,735
  Options exercised (13,934 shares)                                                                                    161,982
  Adjustment of securities to fair value, net of tax effect                                                            358,420
  Tax benefit related to employee stock plans                                                                           83,730
  Purchase of treasury stock (166,000 shares)                      (2,795,228)                                      (2,795,228)
  Amortization of award of RRP stock                                                                  373,032          373,032
  Contribution to fund ESOP loan                                                       211,600                         350,547
  Dividends declared on common stock                                                                                (1,144,997)
                                                                  -----------       ----------       --------       ----------
Balance at September 30, 1998                                     (14,913,027)      (2,339,200)      (994,779)      45,254,184
                                                                  ===========       ==========       ========       ==========



See accompanying notes to consolidated financial statements.

DAMEN FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

                                                                                               Years Ended September 30,
                                                                                       ---------------------------------------
                                                                                           1998          1997         1996
                                                                                       ---------------------------------------
Cash Flows from operating activities:
Net income                                                                              $1,927,735    1,745,447     1,779,842
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation                                                                           246,145      196,102       177,333
    Amortization of cost of stock benefit plans                                            723,579      663,815       601,572
    Provision for loan losses                                                              146,876       36,618        70,000
    Decrease in deferred loan income                                                      (302,392)    (312,174)     (110,405)
    (Increase) decrease in prepaid and deferred federal and state income taxes             250,350     (156,187)       18,602
    (Gain) loss on sale of mortgage-backed securities, available for sale                  (18,557)      17,365        (4,064)
    Gain on sale of investment securities, available for sale                             (552,007)    (157,083)      (79,509)
    (Increase) decrease in accrued interest receivable                                    (204,182)     109,803      (473,474)
    Increase (decrease) in accrued interest payable                                         41,599      (16,900)     (286,500)
    (Increase) decrease in other assets                                                    (49,599)      15,462       (22,055)
    Increase (decrease) in other liabilities                                               116,279     (725,622)      900,543
                                                                                     -------------  ------------- -----------
Net cash provided by operating activities                                                2,325,826    1,416,646     2,571,885
                                                                                     -------------  ------------   ----------

Cash flows from investing activities:
    Purchase of investment securities, available for sale                              (19,640,201)  (7,221,615)  (19,553,246)
    Purchase of investment securities                                                     (108,247)    (216,326)     (785,126)
    Purchase of mortgage-backed securities, available for sale                          (7,817,794) (12,178,505)  (22,963,828)
    Purchase of mortgage-backed securities                                                       -            -      (229,361)
    Proceeds from sales of investment securities, available for sale                     6,573,109    9,472,341     3,133,750
    Proceeds from sales of mortgage-backed securities, available for sale                  778,649    1,816,256       919,975
    Proceeds from maturities of investment securities, available for sale                9,493,026    6,195,769     6,547,993
    Proceeds from maturities of investment securities                                      224,699      147,922        97,922
    Proceeds from maturities of mortgage-backed securities, available for sale          15,409,606    7,435,734     8,364,322
    Proceeds from maturities of mortgage-backed securities                              11,435,238    7,633,961     7,259,192
    Proceeds from redemption of Federal Home Loan Bank stock                               305,000       55,500       130,000
    Purchase of Federal Home Loan Bank and Federal Reserve Bank stock                     (421,650)    (643,500)     (670,500)
    Disbursements for loans                                                            (34,173,752) (23,846,339)  (19,814,855)
    Loan repayments                                                                     22,234,713   18,023,757    16,264,628
    Property and equipment expenditures                                                   (303,262)    (166,441)     (347,662)
                                                                                     -------------  -----------    ----------
Net cash provided by (for) investing activities                                          3,989,134    6,508,514   (21,646,796)
                                                                                     -------------  -----------    ----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                161,982            -             -
    Deposit receipts                                                                    70,971,720   80,168,443    66,969,226
    Deposit withdrawals                                                                (85,851,421) (77,870,072)  (79,780,537)
    Interest credited to deposit accounts                                                4,832,218    4,474,295     5,152,886
    Proceeds from borrowed money                                                        55,900,000  179,400,000   181,100,000
    Repayment of borrowed money                                                        (50,600,000)(182,500,000) (167,000,000)
    Increase (decrease) in advance payments by borrowers for taxes and insurance         1,876,850       83,373    (2,162,546)
    Purchase of RRP stock                                                                        -            -    (1,865,187)
    Purchase of treasury stock                                                          (2,795,228)  (9,806,424)   (2,311,375)
    Dividends paid on common stock                                                      (1,114,937)    (965,022)     (209,484)
Net cash provided for financing activities                                              (6,618,816)  (7,015,407)     (107,017)
                                                                                     -------------  -----------  ------------

Increase (decrease) in cash and cash equivalents                                          (303,856)     909,753   (19,181,928)
Cash and cash equivalents at beginning of period                                         2,090,984    1,181,231    20,363,159
                                                                                     -------------  -----------    ----------

Cash and cash equivalents at end of period                                           $   1,787,128    2,090,984     1,181,231
                                                                                     =============  ===========   ===========

Cash paid during the period for:
    Interest                                                                         $   9,971,659    9,839,625     9,958,426
    Income taxes                                                                           302,388      350,142       232,229
Non-cash investing activities:
    Transfer of loans to foreclosed real estate                                      $           -       79,000             -
                                                                                     =============  ===========   ===========

See accompanying notes to consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Damen Financial Corporation
Schaumburg, Illinois

         We have audited the consolidated statements of financial condition of Damen Financial Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ending September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Damen Financial Corporation and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ending September 30, 1998 in conformity with generally accepted accounting principles.


/S/ COBITZ, VANDENBERG & FENNESSY
---------------------------------


November 6, 1998
Palos Hills, Illinois

DAMEN FINANCIAL CORPORATION
Notes to Consolidated Financial Statements


1)   Summary of Significant Accounting Policies

     Damen Financial Corporation (the "Company") is a Delaware corporation incorporated on June 30, 1995 for the purpose of becoming the savings and loan holding company for Damen Federal Bank for Savings. On September 29, 1995, the Bank converted from a mutual to a stock form of ownership, and the Company completed its initial public offering, and, with a portion of the net proceeds, acquired all of the issued and outstanding capital stock of the Bank (the "Conversion"). During the prior fiscal year, Damen Federal Bank for Savings applied for and received approval from the Office of the Comptroller of the Currency to convert its charter from a federal savings bank to a national bank. Effective February 27, 1997, the Bank converted to a national bank and changed its name to Damen National Bank (the "Bank"), and the Company ceased to be a savings and loan holding company and became a bank holding company.

     The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practice within the financial institution industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Damen National Bank and the Bank's wholly owned subsidiary, Dasch, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

     Investment Securities and Mortgage-Backed Securities, Available for Sale

     Investment securities available for sale are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the use of fair value accounting for securities available for sale or trading and retains the use of the amortized cost method for securities the Company has the positive ability and intent to hold to maturity.

     SFAS 115 requires the classification of debt and equity securities into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are measured at amortized cost. Unrealized gains and losses for trading securities are included in income. Unrealized holding gains and losses on available for sale securities are excluded from income and reported net of taxes as a separate component of stockholders' equity.

     The Company holds a portfolio of securities classified as available for sale which are carried at current fair values. Premiums and discounts are amortized and accreted into income over the remaining life of the security using the level yield method. Unrealized gains and losses are recorded in a valuation account, which is included, net of income taxes, as a separate component of stockholders' equity. Gains and losses on the sale of available for sale securities are determined using the specific identification method and are reflected in earnings when realized.

     Investment Securities and Mortgage-Backed Securities, Held to Maturity

     These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the level yield method. These securities are not carried at fair value because the Company has both the ability and the intent to hold them to maturity.

     Loans Receivable and Related Fees

     Loans are stated at the principal amount outstanding, net of loans in process, deferred fees and the allowance for losses. Interest on loans is credited to income as earned and accrued only if deemed collectible. Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due or earlier if conditions warrant. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is charged against current income.

     Loan origination fees are being deferred in accordance with SFAS 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". This statement requires that loan origination fees and direct loan origination costs for a completed loan be netted and then deferred and amortized into interest income as an adjustment of yield over the contractual life of the loan.

     The Company has adopted the provisions of SFAS 114 "Accounting by Creditors for Impairment of a Loan" and SFAS 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans.

     Under these statements, of the remaining loans which are evaluated for impairment (a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement), there were no material amounts of loans which met the definition of an impaired loan during the year ended September 30, 1998 and no loans to be evaluated for impairment at September 30, 1998.

     Allowance for Loan Losses

     The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and economic conditions.

     Management believes that the allowance is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

     Foreclosed Real Estate

     Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of fair value minus estimated costs to sell or the acquisition cost. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated costs to sell.

     Depreciation

     Depreciation of office properties and equipment is computed utilizing the straight- line method over the estimated lives of the various assets.

     Income Taxes

     The provision for federal and state income taxes is based on earnings reported in the financial statements. Deferred income taxes arise from recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

     Consolidated Statement of Cash Flows

     For the purposes of reporting cash flows, the Company has defined cash and cash equivalents to include cash on hand, amounts due from depository institutions, and interest-bearing deposits in other financial institutions, with original maturities of three months or less.

     Earnings Per Share

     The Company computes its earnings per share (EPS) in accordance with SFAS No. 128, "Earnings per Share". This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 5, "Earnings per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following presentation illustrates basic and diluted EPS in accordance with the provisions of SFAS 128:

                                                          Years   Ended    September 30,
                                                  ---------------------------------------------
                                                     1998             1997              1996
                                                     ----             ----              ----
Weighted average number of
  common shares outstanding used
  in basic EPS calculation                        2,849,784         3,230,217         3,633,784
Add common stock equivalents
  for shares issuable under
  Stock Option Plans                                114,678            59,928                 -
                                                  ---------         ---------         ---------

Weighted average number of shares
  outstanding adjusted for common
  stock equivalents                               2,964,462         3,290,145         3,633,784
                                                  =========         =========         =========

Net income                                        1,927,735         1,745,447         1,779,842
Basic earnings per share                                .67               .54               .49
Diluted earnings per share                       $      .65               .53               .49


     EPS for prior periods has been restated to comply with the provisions of SFAS 128.

2)   Investment Securities, Held to Maturity

     Investment securities held to maturity are summarized as follows:

                                                                          Gross             Gross
                                                       Amortized       Unrealized        Unrealized       Fair
                                                          Cost            Gains            Losses        Value
                                                       ----------      ----------        ----------    ---------
     September 30, 1998

     Debt securities (a)                             $  895,738                 -               38       895,700
     Investment in  limited partnerships (b)            833,193                 7                -       833,200
                                                      ---------           -------          -------     ---------

                                                     $1,728,931                 7               38     1,728,900
                                                      =========           =======          =======     =========


     September 30, 1997

     Debt securities (a)                             $  940,190                10                -       940,200
     Investment in  limited partnerships (b)            905,193                 7                -       905,200
                                                      ---------           -------          -------     ---------

                                                     $1,845,383                17                -     1,845,400
                                                      =========           =======          =======     =========

(a) Investment in notes secured by mortgages originated by the Community Investment Corporation and the National Housing Service; the weighted average yield on these notes was 7.61% and 7.65% at September 30, 1998 and 1997, respectively.

(b) Investment in limited partnership ventures for the purpose of investment in low-income housing projects qualifying for tax credits over approximately the next ten years.

3)   Investment Securities, Available for Sale

     This portfolio is being accounted for at fair value in accordance with SFAS 115. A summary of investment securities available for sale is as follows:

                                                            Gross          Gross
                                         Amortized       Unrealized      Unrealized      Fair
                                            Cost            Gains          Losses        Value
                                         ----------      ----------      ----------    ----------
September 30, 1998
------------------
United States Government
 and agency securities                 $ 16,084,875         355,348             348    16,439,875
Tax-exempt securities (a)                18,324,274       1,518,772               -    19,843,046
Corporate securities                      3,999,222          95,228               -     4,094,450
                                       ------------       ---------      ----------    ----------

                                       $ 38,408,371       1,969,348             348    40,377,371
                                       ============       =========      ==========    ==========

September 30, 1997
------------------
United States Government
 and agency securities                 $ 11,040,166          35,202          24,202    11,051,166
Tax-exempt securities                    21,095,241       1,397,994               -    22,493,235
Corporate securities                      2,146,891         183,006               -     2,329,897
                                       ------------       ---------      ----------    ----------

                                       $ 34,282,298       1,616,202          24,202    35,874,298
                                       ============       =========      ==========    ==========

(a) Consists of obligations of school, city and park districts and general obligations of various cities and municipalities. All securities carry at least an AA rating due to financial strength or because of insurance enhancements. At September 30, 1998, there were 56 tax-exempt securities with an average balance of approximately $333,000. The largest concentration (approximately $7,880,000) of securities are located within the State of Illinois with the remainder spread throughout the country.

     Tax-exempt securities with a cost basis of $5,224,000 and a fair value of approximately $5,695,000 are pledged as collateral to secure the uninsured portions of various municipalities' certificates of deposit at the Bank.

During the year ended September 30, 1998, the Company sold securities realizing gross proceeds of $6,573,109 and gross gains of $552,632 and gross losses of $625. Proceeds from the sale of investment securities totaled $9,472,341 for the year ended September 30, 1997, and $3,133,750 for the year ended September 30, 1996. Gross gains of $321,434 and $104,824 and gross losses of $164,351 and $25,315 were realized for the years ended September 30, 1997 and 1996, respectively. In addition, during the current period, the increase in net unrealized gains of $377,000, net of the tax effect of $154,570, resulted in a $222,430 credit to stockholders' equity.

The contractual maturity of these investments are summarized as follows:

                                                               September 30, 1998               September 30, 1997
                                                            -----------------------          -----------------------
                                                             Amortized      Fair              Amortized        Fair
Term to Maturity                                               Cost        Value                Cost          Value
----------------                                            ----------   ----------           ----------   ----------
Due in one year or less                                    $ 3,046,205    3,057,559            2,096,897    2,128,479
Due after one year
  through five years                                         6,943,727    7,240,916           10,641,030   10,972,237
Due after five years
 through ten years                                          12,447,542   12,903,605            6,947,655    7,174,873
Due after ten years                                         15,970,897   17,175,291           14,596,716   15,598,709
                                                           -----------   ----------           ----------   ----------
                                                           $38,408,371   40,377,371           34,282,298   35,874,298
                                                           ===========   ==========           ==========   ==========

4)   Mortgage-Backed Securities, Held to Maturity

     The investment in mortgage-backed securities held to maturity consists of collaterized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs)", and is summarized as follows:

                                                 Gross      Gross
                                 Amortized   Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses       Value
                                -----------  ----------  ----------   ---------
September 30, 1998

CMOs and REMICs:
  FHLMC - fixed rate (a)        $ 1,146,016    10,584            -    1,156,600
  FNMA  - fixed rate              2,340,483    12,376        9,859    2,343,000
  Privately issued
      - fixed rate (a)            5,679,241    50,342        4,983    5,724,600
      - adjustable rate (a)       7,268,592    37,152       51,444    7,254,300
                                -----------   -------     --------   ----------

                                $16,434,332   110,454       66,286   16,478,500
                                ===========   =======     ========   ==========

Weighted average interest rate         6.87%
                                       ====

September 30, 1997

CMOs and REMICs:
  FHLMC - fixed rate            $ 3,334,844       783       11,527    3,324,100
  FNMA  - fixed rate              5,454,152     8,348       69,200    5,393,300
  Privately issued
      - fixed rate                9,752,405    59,630       87,435    9,724,600
      - adjustable rate           9,328,169     7,737      229,206    9,106,700
                                -----------   -------      -------   ----------

                                $27,869,570    76,498      397,368   27,548,700
                                ===========   =======      =======   ==========

Weighted average interest rate         6.85%
                                       ====

(a) Mortgage-backed securities with a cost basis of $1,525,532 and a fair value of approximately $1,528,100 are pledged as collateral to secure advances from the Federal Home Loan Bank of Chicago.

5)   Mortgage-Backed Securities, Available for Sale

     Mortgage-backed securities available for sale are recorded at fair value in accordance with SFAS 115. This portfolio is summarized as follows:

                                                                          Gross            Gross
                                                       Amortized       Unrealized       Unrealized       Fair
                                                          Cost           Gains             Losses       Value
                                                       ----------       ---------        --------    ----------
     September 30, 1998
     ------------------
     FHLMC participation certificates
        - adjustable rate (a)(b)                      $ 1,695,176          87,364             186     1,782,354
        - fixed rate                                      511,783          14,919               -       526,702
     FNMA participation certificates
        - adjustable rate (a)(b)                        6,255,174         185,203               -     6,440,377
        - fixed rate (a)                                  624,305          15,721               -       640,026
     GNMA participation certificates
        - adjustable rate (b)                           4,825,379          84,546             137     4,909,788
        - fixed rate (a)(b)                            22,819,147         459,837           5,061    23,273,923
     Conventional participation certificates
        - adjustable rate                               4,872,553          83,215          24,421     4,931,347
     CMOs and REMICs
       FHLMC - fixed rate                                 973,221           9,930               -       983,151
       FNMA  - adjustable rate (b)                      2,088,944          15,007               -     2,103,951
       Privately issued
             - fixed rate                               2,969,593          56,063               -     3,025,656
                                                       ----------       ---------        --------    ----------

                                                      $47,635,275       1,011,805          29,805    48,617,275
                                                       ==========       =========        ========    ==========

     Weighted average interest rate                          7.17%
                                                       ==========

     September 30, 1997
     ------------------
     FHLMC participation certificates
        - adjustable rate                             $ 3,059,204         171,131           2,487     3,227,848
        - fixed rate                                      741,428          25,010               -       766,438
     FNMA participation certificates
        - adjustable rate                               8,549,198         175,493          15,296     8,709,395
        - fixed rate                                      637,108           1,884          16,029       622,963
     GNMA participation certificates
        - adjustable rate                               7,259,175         136,536           1,506     7,394,205
        - fixed rate                                   23,275,018         279,452          39,091    23,515,379
     Conventional participation certificates
        - adjustable rate                               6,658,548         123,256          20,341     6,761,463
     CMOs and REMICs
       FNMA  - fixed rate                                 742,757           3,767               -       746,524
             - adjustable rate                          2,101,887           1,630          18,450     2,085,067
       Privately issued
             - fixed rate                               2,962,856               -          51,948     2,910,908
                                                       ----------       ---------        --------    ----------
                                                      $ 55,987,17         918,159         165,148    56,740,190
                                                       ==========       =========        ========    ==========

     Weighted average interest rate                          7.28%
                                                       ==========

(a) Mortgage-backed securities with a cost basis of $6,541,661 and a fair value of approximately $6,696,500 are pledged as collateral to secure the uninsured portions of various municipalities' certificates of deposit at the Bank.

(b) Mortgage-backed securities with a cost basis of $13,753,909 and a fair value of approximately $14,056,800 are pledged as collateral to secure advances from the Federal Home Loan Bank of Chicago.

During the year ended September 30, 1998, the Company sold mortgage-backed securities available for sale, realizing gross proceeds of $778,649, and profits of $18,557. During the year ended September 30, 1997, the Company sold mortgage-backed securities available for sale, realizing gross proceeds of $1,816,256, and losses of $17,365. Proceeds from the sale of mortgage-backed securities totaled $919,975 for the year ended September 30, 1996, resulting in profits of $7,829 and losses of $3,765. In addition, during the current period, the increase in net unrealized gains of $228,989, net of the tax effect of $92,999, resulted in a $135,990 credit to stockholders' equity.

6)   Loans Receivable

     Loans receivable consist of the following:

                                                                                   September 30,
                                                                             --------------------------
                                                                             1998                  1997
                                                                             ----                  ----
         Mortgage loans:
            One-to-four family                                          $  84,896,288            79,586,001
            Multi-family                                                   13,601,285            12,237,282
            Non-residential                                                 6,096,360             4,573,444
            Construction                                                    2,204,739               528,909
                                                                          -----------            ----------
         Total mortgage loans                                             106,798,672            96,925,636
                                                                          -----------            ----------

         Other loans:
            Secured commercial loans                                        1,481,606                     -
            Secured lines of credit                                         2,576,128             2,009,733
            Loans on deposits                                                 218,954               226,550
            Other                                                                  -                 24,400
                                                                          -----------            ----------
            Total other loans                                               4,276,688             2,260,683
                                                                          -----------            ----------

         Total loans receivable                                           111,075,360            99,186,319
                                                                          -----------            ----------

         Less:
            Loans in process                                                  239,470               338,592
            Deferred loan fees                                                969,304             1,271,696
            Allowance for loan losses                                         449,000               332,000
                                                                          -----------            ----------

         Loans receivable, net                                          $ 109,417,586            97,244,031
                                                                          ===========            ==========


         Weighted average interest rate                                          7.59%                 7.69%
                                                                          ===========            ==========

     There were eleven loans delinquent three months or more and non-accruing totaling $562,146, or .5% of total loans in force as of September 30, 1998. Comparable figures at September 30, 1997 were seven loans totaling $196,966, or .2% of total loans. The Bank has established an allowance for loan losses of $449,000 at September 30, 1998 as required by its internal policies.

     For the years ended September 30, 1998, 1997 and 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to approximately $20,000, $16,500 and $8,900, respectively.

     Activity in the allowance for loan losses is summarized as follows:

                                                          Years Ended September 30,
                                                  ------------------------------------
                                                    1998          1997          1996
                                                    ----          ----          ----
     Balance, beginning of period                 $ 332,000       345,000      275,000
     Provision for loan losses                      146,876        36,618       70,000
     Charge-offs                                    (29,876)      (49,618)           -
                                                   ---------      -------      -------
     Balance, end of period                       $ 449,000       332,000      345,000
                                                   ========       =======      =======

     The Bank is required to maintain qualifying mortgage collateral for the Federal Home Loan Bank of Chicago representing 170 percent of current Bank credit. At September 30, 1998 and 1997, the Bank met this requirement. Qualifying mortgage collateral is defined as fully disbursed, whole first mortgage loans on improved residential property. The mortgages must not be past due more than 90 days. They must not be otherwise pledged or encumbered as security for other indebtedness, and the documents must be in the physical possession or control of the Bank. The documents that govern the determination of the qualifying mortgage collateral are the (a) Federal Home Loan Bank of Chicago's Credit Policy Statement, dated February 1, 1993, and (b) the Advances, Collateral Pledge and Security Agreement between the institution and the Federal Home Loan Bank of Chicago.

7)   Accrued Interest Receivable

     Accrued interest receivable is summarized as follows:

                                                                              September 30,
                                                                           -------------------
                                                                           1998         1997
                                                                           ----         ----
     U.S. Government and agency securities                              $  309,918     208,801
     Mortgage-backed securities                                            410,233     529,709
     Tax-exempt securities                                                 349,855     391,420
     Loans receivable                                                      600,381     369,875
     Allowance for uncollected interest on loans                           (19,977)    (20,436)
     Interest collected in advance on loans                                (10,866)          -
     Other investments                                                     115,922      71,915
                                                                         ---------   ---------

                                                                        $1,755,466   1,551,284
                                                                         =========   =========

8)   Office Properties and Equipment

     Depreciation, computed by the straight line method, amounted to $246,145, $196,102 and $177,333 for the years ended September 30, 1998,
     1997 and 1996. Office properties and equipment are summarized as follows:

                                                                              September 30,
                                                                           -------------------
                                                                           1998         1997
                                                                           ----         ----
     Cost:
        Land - Chicago                                                  $  181,411     181,411
        Land - Burbank                                                     112,000     112,000
        Land - Schaumburg                                                  840,000     840,000
        Office building - Chicago                                          349,113     349,113
        Office building - Burbank                                          752,773     752,773
        Office building - Schaumburg                                     1,855,311   1,821,818
        Parking lot improvements                                            47,394      47,394
        Furniture, fixtures, and equipment                               1,834,404   1,564,635
        Automobiles                                                         32,880      32,880
                                                                        ----------   ---------
                                                                         6,005,286   5,702,024
                                                                        ----------   ---------
     Less accumulated depreciation:
        Office building - Chicago                                          349,113     349,113
        Office building - Burbank                                          144,142     125,318
        Office building - Schaumburg                                       332,642     249,033
        Parking lot improvements                                            47,394      47,394
        Furniture, fixtures, and equipment                               1,115,812     977,740
        Automobiles                                                         19,740      14,100
                                                                        ----------   ---------
                                                                         2,008,843   1,762,698
                                                                        ----------   ---------
         Less valuation allowance:
           Office building - Schaumburg                                    466,000     466,000
                                                                        ----------   ---------

                                                                        $3,530,443   3,473,326
                                                                        ==========   =========

9)   Prepaid Expenses and Other Assets

     Prepaid expenses and other assets consist of the following:

                                                               September 30,
                                                         -----------------------
                                                             1998         1997
                                                         -----------------------
     Current federal and state income
      tax overpayment - net                              $ 375,537       498,750
     Prepaid examination fees                               16,195        15,860
     Prepaid federal deposit insurance premiums             17,919        19,115
     Other prepaid insurance                                75,900        29,229
     Other prepaid expenses                                 77,086        78,174
     Accounts receivable                                     6,403         1,526
                                                         ---------     ---------

                                                         $ 569,040       642,654
                                                         =========     =========

10)  Deposits

     Deposit accounts are summarized as follows:

                                                               September 30,
                                                         -----------------------
                                                             1998         1997
                                                         -----------------------
     Passbook accounts                                   $ 19,989,091     19,938,383
     Certificates                                          85,360,945     95,071,195
     NOW and money market accounts                         10,348,482     10,736,423
                                                          -----------    -----------

     Total                                               $115,698,518    125,746,001
                                                          ===========    ===========

     The composition of deposit accounts by interest rates is as follows:

                                                               September 30,
                                                         -----------------------
                                                             1998         1997
                                                         -----------------------
     Non-interest bearing                             $    277,196        87,231
     1.00 -  3.99%                                      25,838,614    21,668,240
     4.00 -  4.99                                        6,459,022     9,610,160
     5.00 -  5.99                                       63,693,707    62,247,299
     6.00 -  6.99                                       17,660,557    29,466,580
     7.00 -  7.99                                        1,509,162     1,530,587
     8.00 -  8.99                                                -       433,888
     9.00 -  9.99                                          260,260       702,016
                                                       -----------   -----------
     Total                                            $115,698,518   125,746,001
                                                       ===========   ===========
     Weighted average interest rate                           4.94%         5.21%
                                                       ===========   ===========

     A summary of certificates of deposits by maturity is as follows:

                                                               September 30,
                                                         -----------------------
                                                             1998         1997
                                                         -----------------------
     Within 12 months                                  $67,294,068    60,259,565
     12 months to 24 months                             10,518,810    23,928,672
     24 months to 36 months                              3,420,461     5,961,203
     36 months to 48 months                              2,801,320     2,650,080
     Over 48 months                                      1,326,286     2,271,675
                                                        ----------    ----------
     Total                                             $85,360,945    95,071,195
                                                        ==========    ==========

     Interest expense on deposits consists of the following:

                                               Years Ended September 30,
                                        ---------------------------------------
                                             1998         1997          1996
                                             ----         ----          ----
     Passbook accounts                 $    532,164       607,646       709,803
     Certificates                         5,418,113     5,154,822     5,271,871
     NOW and money
       market accounts                      383,388       414,252       444,332
                                       ------------     ---------     ---------

     Total                             $  6,333,665     6,176,720     6,426,006
                                       ============     =========     =========

     The aggregate amount of deposit accounts with a balance of $100,000 or greater was approximately $35,500,000 and $33,400,000 at September 30, 1998 and 1997, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

11)  Borrowed Money

     Borrowed money consists of the following:

                                                            September 30,
                                                   ---------------------------
                                                        1998           1997
                                                        ----           ----
Federal Home Loan Bank of Chicago Advances-
Due date and current rates:
  Period ended within 12 months
    Weighted average fixed rate
      of 6.20% at September 30, 1998                $11,000,000     11,500,000
    Weighted average adjustable rate
      of 6.10% at September 30, 1998                    800,000      7,000,000
  Period from 12 months to 24 months
    Weighted average fixed rate
      of 5.90% at September 30, 1998                 14,000,000      9,000,000
  Period from 24 months to 36 months
    Weighted average fixed rate
      of 6.72% at September 30, 1998                 10,000,000     11,000,000
  Period from 36 months to 48 months
    Weighted average fixed rate
      of 6.18% at September 30, 1998                  8,000,000      9,000,000
  Period from 48 months and thereafter
    Weighted average fixed rate
      of 5.31% at September 30, 1998                 16,000,000      9,000,000
    Weighted average adjustable rate
      of 5.15% at September 30, 1998                  2,000,000              -
                                                     -------------------------

                                                    $61,800,000     56,500,000
                                                     ==========     ==========

         Weighted average interest rate                    5.95%          6.24%
                                                     ==========          =====

     See notes 4, 5 and 6 of the consolidated financial statements for collateral securing this indebtedness.

     Interest is accrued on all borrowings and recorded in other liabilities. Interest expense on borrowed money totaled $3,679,593, $3,646,005 and $3,245,920 for the years ended September 30, 1998, 1997 and 1996.

     In connection with the Company's initial public offering, the Bank established an Employee Stock Ownership Plan (ESOP). The ESOP was funded by the proceeds from a loan from the Company. The loan carries an interest rate of 6.73% and matures in the year 2010. The loan is secured by the shares of the Company purchased with the loan proceeds. The Bank has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan.

12)  Other Liabilities

     Other liabilities consist of the following:

                                                           September 30,
                                                     ------------------------
                                                         1998          1997
                                                         ----          ----
     Deferred federal and state income tax
       liability - net (a)                           $1,032,513       741,537
     Accrued interest on borrowed money                 311,600       293,700
     Accrued interest on deposits                       274,699       251,000
     Accrued real estate taxes                          197,000       169,000
     Amount due on settlement of securities             500,000             -
     Promissory note for capital contribution
      due Kedzie Limited Partnership                    112,500       497,045
     Other accrued expenses                             152,644       123,984
     Accounts payable and other items                   100,073       125,849
                                                     ----------     ---------
                                                     $2,681,029     2,202,115
                                                     ==========     =========

    (a) The approximate tax effect of temporary differences that give rise to the Company's net deferred tax liability at September 30, 1998 and 1997 under SFAS 109 is as follows:

                                              Assets   Liabilities      Net
                                              ------   -----------      ---
    September 30, 1998
    ------------------
    Loan fees deferred for financial
      reporting purposes                    $ 275,833           -      275,833
    Bad debt reserves established
      for financial reporting purposes        184,090           -      184,090
    Increases to tax bad debt
      reserves since January 1, 1988                -    (384,701)    (384,701)
    Accelerated depreciation
      for tax purposes                              -    (157,768)    (157,768)
    Valuation allowance on office building    191,060           -      191,060
    Unrealized gain on securities
      available for sale                            -  (1,210,018)  (1,210,018)
    Nondeductible incentive plan expense       81,600           -       81,600
    Other items                                     -     (12,609)     (12,609)
                                            ---------  ----------   ----------
                                            $ 732,583  (1,765,096)  (1,032,513)
                                            =========  ==========   ==========

    September 30, 1997
    ------------------

    Loan fees deferred for financial
      reporting purposes                    $ 365,007           -      365,007
    Bad debt reserves established for
      financial reporting purposes            136,120           -      136,120
    Increases to tax bad debt reserves
      since January 1, 1988                         -    (384,701)    (384,701)
    Accelerated depreciation
      for tax purposes                              -    (132,697)    (132,697)
    Valuation allowance on
      office building                         191,060           -      191,060
    Unrealized gain on securities
      available for sale                            -    (962,449)    (962,449)
    Nondeductible incentive
      plan expense                             70,200           -       70,200
    Other items                                     -     (24,077)     (24,077)
                                            ---------  ----------   ----------

                                            $ 762,387  (1,503,924)    (741,537)
                                            =========  ==========   ==========

13)  Benefit Plan

     The Bank has a self-administered deferred profit sharing plan which covers all full-time employees over 21 years of age with one or more years of continuous employment. This plan is funded by employer contributions, which are determined annually by the Bank's Board of Directors. No contributions were made for the years ended September 30, 1998, 1997 or 1996.

14)  Director, Officer and Employee Plans

     STOCK OPTION PLAN. On May 9, 1996, the stockholders of the Company approved the Damen Financial Corporation 1996 Stock Option and Incentive Plan, reserving 396,750 options on common shares for issuance to directors, officers and key employees. The Plan provides that option prices will not be less than the fair market value at the grant date. Options issued are generally exercisable at a rate of 20% per year. The options expire no later than ten years from the date of grant. The following is an analysis of the stock option activity for each of the years in the three year period ended September 30, 1998 and the stock options outstanding at the end of the respective periods.

                                                         Exercise Price
                                                    ---------------------------
                                         Number
                                       of Shares     Per Share        Total
                                       ---------    ------------    -----------
Options

Outstanding at September 30, 1995              0
Granted                                  376,909    $      11.63    $ 4,383,452
Exercised                                      0
Forfeited                                      0
                                       ---------    ------------    -----------

Outstanding at September 30, 1996        376,909           11.63      4,383,452
Granted                                   19,837           14.56        288,827
Exercised                                      0
Forfeited                                      0
                                       ---------    ------------    -----------


Outstanding at September 30, 1997        396,746     11.63-14.56      4,672,279
Granted                                        0
Exercised                                (13,934)          11.63       (161,982)
Forfeited                                      0
                                       ---------    ------------    -----------

Outstanding at September 30, 1998        382,812    $11.63-14.56    $ 4,501,297
                                       =========    ============    ===========

Exercisable at September 30, 1998        137,355    $11.63-14.56    $ 1,609,062
                                       =========    ============    ===========

Options available for future
  grants at September 30, 1998                 4
                                       =========

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company implemented SFAS No. 123 "Accounting for Stock-Based Compensation" during the year ended September 30, 1997. The Company will retain its current accounting method for its stock-based compensation plans. This statement will only result in additional disclosures for the Company, and as such, its adoption did not, nor is it expected to have, a material impact on the Company's financial condition or its results of operations.

The following summarizes the pro forma net income as if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                 Years Ended September 30,
                                          -------------------------------------
                                              1998          1997         1996
                                              ----          ----         ----
Net income (as reported)                  $ 1,927,735    1,745,447    1,779,842
Pro forma net income                        1,846,062    1,664,987    1,753,022

Earnings per diluted share (as reported)  $       .65          .53          .49
Pro forma earnings per share                      .62          .51          .48

     The pro forma results presented on the previous page may not be representative of the effects reported in pro forma net income for future years.

     The fair value of the option grants for the years ended September 30, 1998, 1997 and 1996 was estimated using the Black Scholes option value model, using the following assumptions: dividend yield of approximately 2.0%, expected volatility of 10%, risk free interest rate of 6.25%, and an expected life of approximately 10 years during all periods.

     EMPLOYEE STOCK OWNERSHIP PLAN. In conjunction with the Conversion, the Bank formed an Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $3,174,000 from the Company and purchased 317,400 common shares issued in the Conversion. The Bank will make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan, which is comparable to unearned compensation, is reported as a reduction of stockholders' equity. Total contributions by the Bank to the ESOP which were used to fund principal and interest payments on the ESOP debt totaled $377,938, $392,158 and $609,808 for the years ended September 30, 1998,
     1997 and 1996, respectively.

     On November 22, 1993, the AICPA issued Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). SOP 93-6 provides guidance for accounting for all ESOPs. SOP 93-6 requires that the issuance or sale of treasury shares to the ESOP be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. Prior practice was to recognize compensation expense based on the amount of the employer's contributions to the ESOP. SOP 93-6 is effective for fiscal years beginning after December 31, 1992. The application of SOP 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to additional paid-in capital. For the years ended September 30, 1998, 1997 and 1996, additional compensation expense of $138,947, $79,182 and $65,628 was recognized as a result of implementation of this accounting principle.

     RECOGNITION AND RETENTION PLAN. On May 9, 1996, the stockholders of the Company approved the Damen Financial Corporation 1996 Recognition and Retention Plan ("RRP"). This plan was established to award shares to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. The number of shares authorized under the Plan is 158,700, equal to 4.0% of the total number of shares issued in the Conversion. These shares were purchased in the open market during the quarter ended June 30, 1996 at a total cost of $1,865,187. As of September 30, 1998, 154,731 shares were awarded, and are vesting at a rate of 20% per year, while 3,969 shares are reserved for future awards.

     The $1,865,187 contributed to the RRP is being amortized to compensation expense as the plan participants become vested in those shares. For the years ended September 30, 1998, 1997 and 1996, $373,032, $373,033 and
     $124,343 had been amortized to expense. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

15)  Income Taxes

     The Company has adopted SFAS No. 109 which requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

     Among the provisions of SFAS 109 which impact the Company is the tax treatment of bad debt reserves. SFAS 109 provides that a deferred asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve since January 1, 1988, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction. Accordingly, retained earnings at September 30, 1998 includes approximately $3,994,000 for which no deferred federal income tax liability has been recognized.

     The provision for income taxes consists of the following:

                                              Years Ended September 30,
                                       1998            1997             1996
                                       ----            ----             ----
     Current (benefit)              $ 383,793        (136,703)         438,031
     Deferred (benefit)                43,407         476,502         (275,571)
                                      -------         -------          -------
                                    $ 427,200         339,799          162,460
                                      =======         =======          =======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                  Years Ended September 30,
                                           1998            1997             1996
                                           ----            ----             ----
     Statutory federal income tax rate      34.0%            34.0%            34.0%
     State income taxes                      4.2              4.6              3.1
     Tax-exempt interest income            (17.6)           (22.9)           (22.8)
     Tax credits                            (3.5)             -               (5.4)
     Other                                   1.0              0.6             (0.5)
                                          -------          ------          -------

     Effective income tax rate              18.1%            16.3%             8.4%
                                           =====            =====          =======

     Deferred income tax expense (benefit) consists of the following tax effects of timing differences:

                                                  Years Ended September 30,
                                            1998            1997             1996
                                            ----            ----             ----
     Loan fees                            $ 89,174         89,348           136,026
     Book provision for loan losses less
      than (in excess of) tax deduction    (47,970)         5,330           (28,700)
     Depreciation                           25,071         40,855            24,737
     Compensation related expenses         (11,400)       (19,219)          (50,981)
     SAIF special assessment                     -        352,600          (352,600)
     Other, net                            (11,468)         7,588            (4,053)
                                           -------        -------           -------

                                          $ 43,407        476,502          (275,571)
                                           =======        =======          ========

16)  Regulatory Capital Requirements

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum total requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of the total risk-based and core capital, as defined in the regulations. Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     The Bank, according to federal regulatory standards, is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, and core ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     At September 30, 1998 and 1997, the Bank's regulatory equity capital was as follows:

                                                                                   To Be Well-
                                                                                Capitalized Under
                                                           For Capital          Prompt Corrective
                                    Actual             Adequacy Purposes         Action Provisions
                         --------------------------------------------------------------------------
                             Amount      Ratio        Amount        Ratio       Amount       Ratio
                         --------------------------------------------------------------------------
     September 30, 1998

     Risk-based           $39,856,535    43.36%   $ 7,354,000       8.00%    $ 9,192,000     10.00%
     Core                  39,407,535    17.54      6,742,000       3.00      11,237,000      5.00

     September 30, 1997

     Risk-based           $39,673,781    43.35%   $ 6,998,000       8.00%    $ 8,748,000     10.00%
     Core                  39,341,781    17.55      6,724,000       3.00      11,207,000      5.00

17)  Stockholders' Equity

     As part of the Conversion, the Bank established a liquidation account for the benefit of all eligible depositors who continue to maintain their deposit accounts in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

     In addition, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

     Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the Company's source of funds for future dividends may depend upon dividends received by the Company from the Bank.


18)  Financial Instruments with Off-Balance Sheet Risk

     The Company is a party to various transactions with off-balance sheet risk in the normal course of its business. These transactions are primarily commitments to originate or purchase loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements.

     Commitments to originate mortgage loans totaling $5,468,000 at September 30, 1998 represent amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. Of this amount, $4,888,000 are in fixed rate commitments with rates ranging from 6.55% to 8.25%, and $580,000 are in adjustable rate commitments. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls their credit risk on these commitments, as it does to loans recorded on the balance sheet. The Bank conducts all of its lending activities in the Chicagoland area. Management believes the Bank has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

     The Bank has approved, but unused, equity lines of credit of approximately $1,455,000 at September 30, 1998. Approval of lines of credit is based upon underwriting standards and limitations similar to conventional lending.

     At September 30, 1998, the Bank was committed to fund an additional investment of $693,000, through the year 2000, in notes secured by adjustable rate mortgage loans, issued by the Community Investment Corporation. The notes have an average maturity date of approximately twenty years.

19)  Contingencies

     The Bank is, from time to time, a party to certain lawsuits arising in the ordinary course of its business, wherein it enforces its security interest. Management, based upon discussions with legal counsel, believes that the Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

20)  Subsequent Event

     At the October 20, 1998 Board of Directors' meeting, the Company declared a quarterly dividend of $.12 per share, totaling $342,738, payable November 16, 1998 to shareholders of record as of November 2, 1998.

21)  Disclosures About the Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS: For cash and interest-bearing deposits, the carrying amount is a reasonable estimate of fair value.

     U.S. GOVERNMENT AND AGENCY SECURITIES: Fair values for securities are based on quoted market prices as published in financial publications.

     MORTGAGE-BACKED SECURITIES: Fair values for mortgage-backed securities are based on average quotes received from a third-party broker.

     LOANS RECEIVABLE: The fair values of fixed-rate one-to-four family residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions. The fair values for other fixed-rate mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality. For adjustable-rate loans which reprice monthly and with no significant change in credit risk, fair values approximate carrying values.

     OTHER INVESTMENTS: Fair values for other investments are based on quoted market prices received from third-party sources.

     DEPOSIT LIABILITIES: The fair value of demand deposits, passbook accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar original maturities.

     BORROWED MONEY: Rates currently available to the Company for debt with similar terms and original maturities are used to estimate fair value of existing debt.

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: Fair values of the Company's off-balance sheet financial instruments, which consists of loan commitments and letters of credit, are based on fees charged to enter into these agreements. As the Company currently charges no fees on these instruments, no estimate of fair value has been made.

     The estimated fair values of the Company's financial instruments are as follows:

                                                        September 30, 1998
                                                   ----------------------------
                                                      Carrying         Fair
                                                      Amount           Value
                                                   ------------     -----------
Financial assets:
  Cash and cash equivalents                        $  1,787,128       1,787,128
  Investment securities, held to maturity             1,728,931       1,728,900
  Investment securities, available for sale          40,377,371      40,377,371
  Mortgage-backed securities, held to maturity       16,434,332      16,478,500
  Mortgage-backed securities, available for sale     48,617,275      48,617,275
  Loans receivable, gross                           111,075,360     117,009,500

Financial liabilities:
  Deposits                                          115,698,518     116,872,400
  Borrowed money                                     61,800,000      64,455,000


                                                        September 30, 1998
                                                   ----------------------------
                                                      Carrying         Fair
                                                      Amount           Value
                                                   ------------     -----------
Financial assets:
  Cash and cash equivalents                        $  2,090,984       2,090,984
  Investment securities, held to maturity             1,845,383       1,845,400
  Investment securities, available for sale          35,874,298      35,874,298
  Mortgage-backed securities, held to maturity       27,869,570      27,548,700
  Mortgage-backed securities, available for sale     56,740,190      56,740,190
  Loans receivable, gross                            99,186,319      99,702,100

Financial liabilities:
  Deposits                                          125,746,001     126,401,100
  Borrowed money                                     56,500,000      55,817,800

22)  Condensed Parent Company Only Financial Statements

     The following condensed statements of financial condition, as of September 30, 1998 and 1997, and condensed statements of earnings and cash flows for the years ended September 30, 1998, 1997 and 1996 for Damen Financial Corporation, should be read in conjunction with the consolidated financial statements and the notes thereto.

Statements of Financial Condition

                                                      September 30,
                                              -----------------------------
                                                 1998                1997
                                              ---------            --------
Assets

Cash and cash equivalents                     $ 1,614,205           983,285
Securities available for sale                           -         1,808,310
Loans receivable                                2,339,200         2,550,800
Equity investment in subsidiaries              41,462,978        41,747,771
Prepaid expenses and other assets                 213,482            63,112
                                              -----------        ----------

                                               45,629,865        47,153,278
                                              ===========        ==========

Liabilities and Stockholders' Equity

Accounts payable                                   61,218            96,885
Common stock                                       39,814            39,675
Additional paid-in capital                     38,553,711        38,308,138
Retained earnings                              22,882,928        22,100,190
Unrealized gain on securities
  available for sale, net of taxes                      -            94,000
Treasury stock                                (14,913,027)      (12,117,799)
Common stock awarded by
 Recognition and Retention Plan                  (994,779)       (1,367,811)
                                              -----------        ----------

                                              $45,629,865        47,153,278
                                              ===========        ==========

Statements of Earnings

                                               Years Ended September 30,
                                          ------------------------------------
                                             1998         1997          1996
                                             ----         ----          ----

Equity in earnings of subsidiaries        $2,015,207    1,522,955    1,287,312
Interest and dividend income                 304,849      676,491    1,085,013
Gain on sale of investment
  securities, available for sale             292,566      139,718       84,550
Non-interest expense                        (683,657)    (467,994)    (449,733)
Provision for federal and state
 income taxes                                 (1,230)    (125,723)    (227,300)
                                          ----------    ---------    ---------

Net income                                $1,927,735    1,745,447    1,779,842
                                          ==========    =========    =========

     Statements of Cash Flows

                                                Years Ended September 30,
                                          -------------------------------------
                                              1998         1997        1996
                                              ----         ----        ----
     Operating activities:
       Net income                         $ 1,927,735    1,745,447    1,779,842
       Equity in earnings of subsidiaries  (2,015,207)  (1,522,955)  (1,287,312)
       Gain on sale of investment
        securities, available for sale       (292,566)    (139,718)     (84,550)
       (Increase) decrease in accrued
        interest receivable                    10,558      171,762     (182,320)
       Change in other
        assets and liabilities                (75,925)     (82,224)     (61,737)
       Amortization of cost of
        stock benefit plans                   373,032      373,033      124,343
                                          -----------  -----------  -----------
     Net cash provided by (for)
        operating activities                  (72,373)     545,345      288,266
                                          -----------  -----------  -----------

     Investing activities:
       Loan repayments                        211,600      211,600      411,600
       Purchase of securities
        available for sale                 (1,749,688)  (2,007,981) (15,581,411)
       Proceeds from maturities of
        investment securities
        available for sale                  1,236,919      596,753    1,637,563
       Proceeds from sales of investment
        securities available for sale       2,452,645   11,288,597    2,643,438
                                          -----------  -----------  -----------
     Net cash provided by (for)
        investing activities                2,151,476   10,088,969  (10,888,810)
                                          -----------  -----------  -----------

     Financing activities:
       Proceeds from exercise of
        stock options                         161,982            -            -
       Dividends received from
        subsidiary                          2,300,000            -            -
       Dividends paid on common stock      (1,114,937)    (965,022)    (209,484)
       Purchase of treasury stock          (2,795,228)  (9,806,424)  (2,311,375)
       Purchase of RRP stock                        -            -   (1,865,187)
                                          -----------  ------------ -----------
     Net cash provided for
       financing activities                (1,448,183) (10,771,446)  (4,386,046)
                                          -----------  -----------  -----------

     Increase (decrease) in cash
       and cash equivalents                   630,920     (137,132) (14,986,590)
     Cash and cash equivalents at
       beginning of period                    983,285    1,120,417   16,107,007
                                          -----------  -----------  -----------

     Cash and cash equivalents
       at end of period                   $ 1,614,205      983,285    1,120,417
                                          ===========  ===========  ===========

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers who are directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         Information concerning the executive officers of the Registrant who are not also directors of the Registrant is contained in Item 1 of Part I of this Form 10-K under the caption "Executive Officers Who Are Not Directors."

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                              FINANCIAL STATEMENTS

     Consolidated Statements of Financial Condition - September 30, 1998 and
     1997

     Consolidated Statements of Earnings - Years ended September 30, 1998, 1997 and 1996

     Consolidated Statements of Changes In Stockholders' Equity - Years ended September 30, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended September 30, 1998, 1997 and 1996

     Independent Auditor's Report

     Notes to Consolidated Financial Statements

                         FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted from this Annual Report because the required information is presented in the consolidated financial statements or in the notes thereto, the amounts involved are not significant, or the required information subject matter is not applicable.

                                                     EXHIBITS
                                                                          REFERENCE TO PRIOR
    REGULATION                                                             FILING OR EXHIBIT
   S-K EXHIBIT                                                                  NUMBER
     NUMBER                          DOCUMENT                              ATTACHED HERETO
   -----------                       --------                              -----------------
        2          Plan of acquisition, reorganization, arrangement,             None
                   liquidation or succession
       3(a)        Articles of Incorporation                                       *
       3(b)        By-Laws                                                         *
        4          Instruments defining the rights of security holders,            *
                   including debentures
        9          Voting Trust Agreement                                        None
        10         Material contracts
                     Profit Sharing Plan and Trust                                 *
                     Money Purchase Plan and Trust                                 *
                     Form of 1995 Stock Option and Incentive Plan                  *
                     Employment Agreements of Mary Beth Poronsky                   *
                      Stull, Janine M. Poronsky, Gerald J. Gartner and
                      Kenneth D. Vanek
                     Form of Recognition and Retention Plan                       **
                     Employee Severance Compensation Plan                         **
        11         Statement regarding computation of per share earnings         None
        13         Annual Report to Security Holders                             None
        16         Letter regarding change in certifying accountants             None
        18         Letter regarding change in accounting principles              None
        21         Subsidiaries of Registrant                                     21
        22         Published report regarding matters submitted to vote          None
                   of security holders
        23         Consents of Experts                                            23
        24         Power of Attorney                                             None
        27         Financial Data Schedule                                        27
        99         Additional Exhibits                                           None

* Filed as exhibits to the Company's Form S-1 registration statement filed on June 23, 1995 (File No. 33-93868) pursuant to Section 5 of the Securities Act of 1933. Amended By-Laws filed as an exhibit to the Company's Form 10-Q for the quarter ending June 30, 1998. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Amendment No. 1 to Form S-1 registration statement filed on August 4, 1995 (File No. 33-93868) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-K.

     EXHIBIT 21

     SUBSIDIARIES OF THE REGISTRANT

     Subsidiary information is incorporated herein by reference to Part I - Subsidiaries.

     EXHIBIT 23

     CONSENT OF EXPERTS

     Cobitz, VandenBerg & Fennessy consents to the incorporation by reference in the Registration Statement on Form S-8 of Damen Financial Corporation of our report dated November 6, 1998 relating to the consolidated statements of financial condition of Damen Financial Corporation and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years ended September 30, 1998, 1997 and 1996 [which report is included in Damen Financial Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 1998].

b)   REPORTS ON FORM 8-K

     During the quarter ended September 30, 1998, the Company filed no Current Reports on Form 8-K.

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


/s/ Mary Beth Poronsky Stull                 /s/  Janine M. Poronsky
-----------------------------------------    ----------------------------------
Mary Beth Poronsky Stull, Chairman of the    Janine M. Poronsky, Vice President,
Board, President and Chief Executive         Corporate Secretary and Director
Officer
(Principal Executive and Operating Officer)


Date:  December 15, 1998                     Date:  December 15, 1998


/s/ Gerald J. Gartner                        /s/ Nicholas J.  Raino
-----------------------------------------    -----------------------------------
Gerald J. Gartner, Treasurer and             Nicholas J. Raino, Director
Chief Financial Officer
(Principal Financial and Accounting Officer)


Date:  December 15, 1998                     Date:  December 15, 1998


/s/ Charles J. Caputo                        /s/  Edward R. Tybor
-----------------------------------------    -----------------------------------
Charles J. Caputo, Director                  Edward R. Tybor, Director


Date:  December 15, 1998                     Date:  December 15, 1998


/s/ Carol A. Diver                           /s/ Albert C. Baldermann
-----------------------------------------    -----------------------------------
Carol A. Diver, Director                     Albert C. Baldermann, Director


Date:  December 15, 1998                     Date:  December 15, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAMEN FINANCIAL CORPORATION


                                 By:
                                    -----------------------------------------
                                    Mary Beth Poronsky Stull, Chairman of the
                                    Board, President and Chief Executive Officer
                                   (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



-----------------------------------------    -----------------------------------
Mary Beth Poronsky Stull, Chairman of the    Janine M. Poronsky, Vice President,
Board, President and Chief Executive         Corporate Secretary and Director
Officer
(Principal Executive and Operating Officer)


Date: December 15, 1998                      Date: December 15, 1998



-----------------------------------------    -----------------------------------
Gerald J. Gartner, Treasurer and             Nicholas J. Raino, Director
Chief Financial Officer
(Principal Financial and Accounting Officer)


Date: December 15, 1998                      Date: December 15, 1998



-----------------------------------------    -----------------------------------
Charles J. Caputo, Director                  Edward R. Tybor, Director


Date: December 15, 1998                      Date: December 15, 1998



-----------------------------------------    -----------------------------------
Carol A. Diver, Director                     Albert C. Baldermann, Director


Date: December 15, 1998                      Date: December 15, 1998