Form 10-Q
period 1998-12-31
DAMEN FINANCIAL CORP
filed 1999-02-16
CIK 947223

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of February 12, 1999 there were 2,820,154 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Business Disclosure Format(check one): Yes      No   X
                                                                  -----    -----

                           DAMEN FINANCIAL CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition at
              December 31, 1998 (Unaudited) and September 30, 1998 .......    4

              Consolidated Statements of Earnings for the three
              months ended December 31, 1998 and 1997 (unaudited) ........    5

              Consolidated Statements of Changes in
              Stockholders' Equity for the three months
              ended December 31, 1998 (unaudited) ........................    6

              Consolidated Statements of Cash Flows for the three
              months ended December 31, 1998 and 1997 (unaudited) ........    7

              Notes to Unaudited Consolidated Financial Statements .......  8-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................ 10-15


Part II. OTHER INFORMATION ...............................................   16

         Signatures ......................................................   17

         Index to Exhibits ...............................................   18

         Earnings Per Share Analysis (Exhibit 11) ........................   19

         Financial Data Schedule (Exhibit 27) ............................   20

                         PART I - FINANCIAL INFORMATION

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                           December 31,   September 30,
                                                               1998            1998
                                                           ------------   -------------
                                                            (unaudited)
Assets
------

Cash and amounts due from depository institutions ......   $    486,008        541,682
Interest-bearing deposits ..............................      2,587,335      1,245,446
                                                           ------------    -----------
    Total cash and cash equivalents ....................      3,073,343      1,787,128
Investment securities held to maturity
  (fair value: $1,764,800 at December 31, 1998
  and $1,728,900 at September 30, 1998) ................      1,764,829      1,728,931
Investment securities, available for sale, at fair value     37,250,754     40,377,371
Mortgage-backed securities held to maturity
  (fair value: $13,563,500 at December 31, 1998
  and $16,478,500 at September 30, 1998) ...............     13,601,243     16,434,332
Mortgage-backed securities, available for sale,
  at fair value ........................................     43,300,540     48,617,275
Loans receivable (net of allowance for loan losses:
  $449,000 at December 31, 1998 and
  $449,000 at September 30, 1998) ......................    112,228,000    109,417,586
Stock in Federal Home Loan Bank and
  Federal Reserve Bank of Chicago ......................      3,530,150      3,815,150
Accrued interest receivable ............................      1,500,055      1,755,466
Office properties and equipment - net ..................      3,538,723      3,530,443
Prepaid expenses and other assets ......................        416,354        569,040
                                                           ------------    -----------
    Total assets .......................................    220,203,991    228,032,722
                                                           ============    ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits ...............................................    116,513,549    115,698,518
Borrowed money .........................................     57,000,000     61,800,000
Advance payments by borrowers for taxes and insurance ..      1,588,434      2,598,991
Other liabilities ......................................      1,929,190      2,681,029
                                                           ------------    -----------
    Total liabilities ..................................    177,031,173    182,778,538
                                                           ------------    -----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding .....................             --             --
Common stock, $.01 par value; authorized
  4,500,000 shares;  3,981,434 shares issued and
  2,820,154 shares outstanding at December 31, 1998
  and 2,957,154 shares outstanding at September 30, 1998         39,814         39,814
Additional paid-in capital .............................     38,860,638     38,837,468
Retained earnings, substantially restricted ............     23,055,484     22,882,928
Accumulated other comprehensive income,
  net of income taxes ..................................      1,296,980      1,740,980
Treasury stock, at cost (1,161,280 shares at
 December 31, 1998 and 1,024,280 shares at
 September 30, 1998) ...................................    (16,892,277)   (14,913,027)
Common stock acquired by Employee Stock Ownership Plan .     (2,286,300)    (2,339,200)
Common stock awarded by Recognition and Retention Plan .       (901,521)      (994,779)
                                                           ------------    -----------
    Total stockholders' equity .........................     43,172,818     45,254,184
                                                           ------------    -----------
    Total liabilities and stockholders' equity .........   $220,203,991    228,032,722
                                                           ============    ===========

See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                                                                Three Months Ended
                                                                   December 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------   ---------
                                                                    (unaudited)
Interest income:
  Loans ...................................................   $2,186,441   2,046,023
  Mortgage-backed securities ..............................    1,012,407   1,424,569
  Tax-exempt securities ...................................      283,321     332,537
  Interest and dividends on other investments .............      393,178     277,460
  Dividends on FHLB and FRB stock .........................       60,757      63,728
                                                              ----------   ---------
    Total interest income .................................    3,936,104   4,144,317
                                                              ----------   ---------
Interest expense:
  Deposits ................................................    1,450,414   1,650,303
  Borrowings ..............................................      897,198     896,110
                                                              ----------   ---------
    Total interest expense ................................    2,347,612   2,546,413
                                                              ----------   ---------
    Net interest income before provision for loan losses ..    1,588,492   1,597,904
Provision for loan losses .................................           --      21,000
                                                              ----------   ---------
    Net interest income after provision for loan losses ...    1,588,492   1,576,904
                                                              ----------   ---------
Non-interest income:
  Loan fees and service charges ...........................       50,044      13,047
  Gain on sale of investment securities, available for sale       90,767     131,237
  Rental income ...........................................       43,863      14,542
  Other income ............................................       32,150      17,636
                                                              ----------   ---------
    Total non-interest income .............................      216,824     176,462
                                                              ----------   ---------
Non-interest expense:
  Compensation, employee benefits, and related expenses ...      742,692     661,856
  Advertising and promotion ...............................       25,997     143,426
  Occupancy and equipment expense .........................      208,854     185,959
  Data processing .........................................       32,000      32,298
  Insurance expense .......................................       19,860      18,238
  Federal deposit insurance premiums ......................       17,919      19,115
  Legal, audit, and examination services ..................       56,137      62,192
  Other operating expenses ................................       82,629      74,164
                                                              ----------   ---------
    Total non-interest expense ............................    1,186,088   1,197,248
                                                              ----------   ---------
Net income before income taxes ............................      619,228     556,118
Provision for federal and state income taxes ..............      132,005      97,328
                                                              ----------   ---------
    Net income ............................................   $  487,223     458,790
                                                              ==========   =========

Earnings per share - basic ................................        $ .19         .16
                                                                   -----       -----
Earnings per share - diluted ..............................          .18         .15
                                                                   -----       -----
Dividends declared per common share .......................        $ .12         .06
                                                                   -----       -----


See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                      Three Months Ended December 31, 1998

                                   (Unaudited)

                                                                      Accumulated                   Common      Common
                                              Additional                 Other                      Stock       Stock
                                      Common    Paid-In    Retained  Comprehensive   Treasury      Acquired    Awarded
                                      Stock     Capital    Earnings      Income        Stock       by ESOP      by RRP      Total
                                     -------  ----------  ---------- ------------- ------------  -----------  ---------  ----------
Balance at September 30, 1998 ...... $39,814  38,837,468  22,882,928   1,740,980   (14,913,027)  (2,339,200)  (994,779)  45,254,184
                                     -------  ----------  ----------   ---------   -----------   ----------   --------   ----------
  Additions (deductions) for the
    period ended December 31, 1998:

    Comprehensive income:
      Net income ...................                         487,223                                                        487,223
      Other comprehensive income,
        net of tax:
          Unrealized holding loss
            during the period ......                                    (384,720)                                          (384,720)
          Less: reclassification
            adjustment of gains
            included in net income .                                     (59,280)                                           (59,280)
                                     -------  ----------  ----------   ---------   -----------   ----------   --------   ----------
    Total comprehensive income .....      --          --     487,223    (444,000)           --           --         --       43,223
                                     -------  ----------  ----------   ---------   -----------   ----------   --------   ----------
    Purchase of treasury
      stock (137,000 shares) .......                                                (1,979,250)                          (1,979,250)

    Amortization of award
      of RRP stock .................                                                                            93,258       93,258

    Contribution to fund ESOP loan .              23,170                                             52,900                  76,070

    Dividends declared on
      common stock .................                        (314,667)                                                      (314,667)
                                     -------  ----------  ----------   ---------   -----------   ----------   --------   ----------
Balance at December 31, 1998 ....... $39,814  28,860,638  23,055,484   1,296,980   (16,892,277)  (2,286,300)  (901,521)  43,172,818
                                     =======  ==========  ==========   =========   ===========   ==========   ========   ==========


See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                           Three Months Ended
                                                                              December 31,
                                                                       --------------------------
                                                                           1998           1997
                                                                       ------------   -----------
                                                                               (unaudited)
Cash flows from operating activities:
  Net income ........................................................  $    487,223       458,790
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation ..................................................        70,731        58,876
      Amortization of cost of stock benefit plans ...................       169,328       178,438
      Provision for loan losses .....................................            --        21,000
      Decrease in deferred loan income ..............................       (49,859)      (89,651)
      Change in current and deferred federal
        and state income taxes ......................................       154,895       283,517
      Gain on sale of investment securities, available for sale .....       (90,767)     (131,237)
      Decrease in accrued interest receivable .......................       255,411        26,323
      Increase in accrued interest payable ..........................        40,976        38,900
      Decrease in other assets ......................................        32,886        39,731
      Increase (decrease) in other liabilities ......................      (519,898)       79,372
                                                                       ------------   -----------
Net cash provided by operating activities ...........................       550,926       964,059
                                                                       ------------   -----------
Cash flows from investing activities:
     Purchase of investment securities, available for sale ..........      (500,000)   (4,074,729)
     Purchase of investment securities ..............................      (132,757)           --
     Purchase of mortgage-backed securities, available for sale .....            --    (2,009,139)
     Proceeds from sales of investment securities, available for sale     1,160,823       381,237
     Proceeds from maturities of investment securities,
       available for sale ...........................................     2,286,561     1,498,963
     Proceeds from maturities of investment securities ..............        96,859        21,407
     Proceeds from maturities of mortgage-backed securities,
       available for sale ...........................................     4,834,735     3,351,339
     Proceeds from maturities of mortgage-backed securities .........     2,833,089     2,482,608
     Proceeds from redemption of Federal Home Loan Bank stock .......       285,000            --
     Disbursements for loans ........................................   (10,636,241)   (5,064,593)
     Loan repayments ................................................     7,875,686     3,354,948
     Property and equipment expenditures ............................       (91,211)      (14,853)
                                                                       ------------   -----------
Net cash provided by (for) investing activities .....................     8,012,544       (72,812)
                                                                       ------------   -----------
Cash flows from financing activities:
     Proceeds from exercise of stock options ........................            --       115,867
     Deposit receipts ...............................................    28,288,860    17,233,287
     Deposit withdrawals ............................................   (28,869,963)  (17,900,523)
     Interest credited to deposit accounts ..........................     1,396,134     1,122,154
     Proceeds from borrowed money ...................................     3,300,000    21,200,000
     Repayment of borrowed money ....................................    (8,100,000)  (18,700,000)
     Increase (decrease) in advance payments by borrowers
       for taxes and insurance ......................................    (1,010,557)      916,975
     Purchase of treasury stock .....................................    (1,979,250)           --
     Dividends paid on common stock .................................      (302,479)     (163,394)
                                                                       ------------   -----------
Net cash provided by (for) financing activities .....................    (7,277,255)    3,824,366
                                                                       ------------   -----------
Increase in cash and cash equivalents ...............................     1,286,215     4,715,613
Cash and cash equivalents at beginning of period ....................     1,787,128     2,090,984
                                                                       ------------   -----------
Cash and cash equivalents at end of period ..........................  $  3,073,343     6,806,597
                                                                       ============   ===========
Cash paid during the period for:
     Interest .......................................................  $  2,306,636     2,507,513
     Income taxes ...................................................        27,504         2,388
                                                                       ============   ===========


See accompanying notes to consolidated financial statements.

                           DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
---------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three months ended December 31, 1998 and 1997 and cash flows for the three months ended December 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Company") and its consolidated subsidiaries Damen National Bank (the "Bank") and Dasch Inc. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2.   Earnings Per Share
-----------------------

     Earnings per share for the three month periods ended December 31, 1998 and 1997 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

3.   Impact of New Accounting Standards
---------------------------------------

     Disclosures about Segments of an Enterprise and Related Information. In December 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. Management does not believe that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial condition or results of operations.

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

     Accounting for Derivative Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), entitled "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flow of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. SFAS No. 133 is effective for years beginning after June 15, 1999, but companies can adopt SFAS No. 133 as early as the beginning of any fiscal quarter that begins after June 1998. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

     Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." This statement revises the accounting for retained securities and beneficial interests. Management does not believe that adoption of SFAS No. 134 will have a material impact on the Company's consolidated financial condition or results of operations.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION
                               -------------------

                December 31, 1998 compared to September 30, 1998

Total assets decreased $7.8 million to $220.2 million as of December 31, 1998 from $228.0 million as of September 30, 1998 as excess cash flows generated by liquidating investment securities were used to reduce FHLB advances and fund treasury stock purchases. Interest-bearing deposits increased $1.4 million to $2.6 million as of December 31, 1998. Investment securities available-for-sale decreased $3.1 million to $37.3 million at December 31, 1998 from $40.4 million at September 30, 1998 due primarily to a market value decrease of $270,000 and sales and maturities of $3.4 million. Mortgage-backed securities held to maturity decreased to $13.6 million at December 31, 1998 from $16.4 million at September 30, 1998 due primarily to repayments. Mortgage-backed securities available-for-sale decreased $5.3 million to $43.3 million at December 31, 1998 from $48.6 million at September 30, 1998 due primarily to repayments of $4.8 million and a market value decrease of $480,000. Loans receivable increased $2.8 million to $112.2 million at December 31, 1998 from $109.4 million at September 30, 1998 due primarily to new loan originations of $10.2 million and loan purchases of $400,000 exceeding repayments of $7.9 million. Loan originations consisted primarily of mortgage loans and home equity line of credit loans and increased due to favorable interest rates.

Total deposits increased $815,000 to $116.5 million at December 31, 1998 from $115.7 million at September 30, 1998. The increase was primarily due to interest credited. FHLB advances decreased $4.8 million to $57.0 million at December 31, 1998 from $61.8 million at September 30, 1998. The decreased advances were the result of excess cash flows generated by investment maturities, accelerated repayments and sales.

Stockholders' equity decreased $2.1 million to $43.2 million at December 31, 1998 from $45.3 million at September 30, 1998 due primarily to the purchase of treasury stock at a cost of $2.0 million, a decrease in net unrealized gains of $444,000 due partially to a decrease in the available-for-sale portfolio, and the payment of dividends totaling $315,000, partially offset by net income of $487,000 for the three month period. At December 31, 1998, there were 2,820,154 shares of common stock outstanding.


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


                     Comparison of Operating Results for the
                    Quarters Ended December 31, 1998 and 1997
                    -----------------------------------------

Net Income. The Company's net income for the three months ended December 31, 1998 was $487,000 as compared to $459,000 for the same period in 1997, an increase of $28,000. This increase was due primarily to an increase in loan-related fee income of $37,000, an increase in rental income of $29,000, an increase in deposit-related fee income of $15,000, a decrease in the loan loss provision of $21,000, and a decrease in non-interest expense of $11,000, partially offset by a decrease in net interest income of $9,000, a decrease in gains on the sale of investments available for sale of $40,000, and an increase in income taxes of $35,000.

Interest Income. Total interest income for the quarter ended December 31, 1998 decreased $208,000 compared to a year ago due to a decrease in average interest-earning assets of $7.6 million to $215.1 million from $222.7 million, as well as a decrease in the yield on average interest-earning assets from 7.44% to 7.32%. The decrease in average interest-earning assets was partially due to the utilization of $4.8 million during 1998 for the repurchase of Company stock.

Interest Expense. The Company's interest expense decreased $199,000 for the quarter ended December 31, 1998 compared to a year ago due to a decrease in average interest-bearing liabilities to $176.8 million at December 31, 1998 from $182.1 million a year ago, and the average interest rate decreased to 5.31% from 5.59%. The decrease in average interest bearing liabilities resulted from a decrease in the average balance of savings deposits of $8.2 million partially offset by an increase in the average balance of borrowed money of $2.9 million.

Provision for Loan Losses. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgment, deserve current recognition in estimating losses. Such other factors considered by management include the growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

The Company did not record a provision for loan losses for the quarter ended December 31, 1998 compared to $21,000 for the same quarter in the prior year as non-performing loans decreased to $459,000 from $562,000 at September 30, 1998.

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

Non-Interest Income. The Company's non-interest income was $217,000 for the quarter ended December 31, 1998 compared to $176,000 for the same quarter a year ago due to the Company's continuing efforts to increase fee income. The increase was due primarily to an increase in loan-related fee income of $37,000, an increase in rental income of $29,000, and an increase in deposit-related fee income of $15,000, partially offset by a decease in gains on the sale of investments available for sale of $40,000.

Non-Interest Expense. The Company's non-interest expense decreased $11,000 for the quarter ended December 31, 1998 due primarily to a decrease of $117,000 in advertising costs due to the absence of special promotions, and a decrease of $6,000 in professional fees, partially offset by an increase of $81,000 in compensation costs and an increase in occupancy and equipment costs of $23,000.

Provision for Income Taxes. Tax expense for the quarter ended December 31, 1998 was $132,000 compared to $97,000 for the same quarter in 1997 due to an increase in pre-tax income.

                         Liquidity and Capital Resources
                         -------------------------------

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

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1998 and September 30, 1998, cash and cash equivalents totaled $3.1 million and $1.8 million respectively.

The primary financing activities of the Company are deposits and borrowings. For the three months ended December 31, 1998, deposits increased $815,000 and the Bank's net (proceeds less repayments) financing activity with the FHLB decreased $4.8 million.

The Company anticipates that it will have sufficient funds available to meet current commitments. At December 31, 1998 the Company has outstanding loan commitments totaling $6,965,000, and unused lines of credit granted totaling $1,581,000.

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

At December 31, 1998, the Bank had Tier 1 capital of $38.2 million or 17.1% of adjusted total assets and Tier 2 capital of $38.7 million or 42.0% of total risk-weighted assets.

                              Non-Performing Assets
                              ---------------------

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgment of management, the loan is well collaterized and in the process of collection. Loans are also reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate).

                                                    December 31,   September 30,
                                                        1998            1998
                                                    ------------   -------------
                                                       (Dollars in Thousands)
Non-accruing loans:
  One-to-four family ............................       $ 373          $ 257
  Multi-family ..................................          54            280
  Commercial real estate ........................          --             --
  Consumer ......................................          32             25
                                                        -----          -----
    Total .......................................         459            562
                                                        -----          -----
Total non-performing assets .....................       $ 459          $ 562
                                                        =====          =====
Total as a percentage of total assets ...........         .21%           .27%
                                                        =====          =====

For the three months ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $9,900.

In addition to the non-performing assets set forth in the table above, as of December 31, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                     Impact of Inflation and Changing Prices
                     ---------------------------------------

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


                               Recent Developments
                               -------------------

On January 19, 1999 the Board of Directors approved a cash dividend of $.12 per share to be payable February 16, 1999 to shareholders of record on February 1, 1999.

                         Year 2000 Readiness Disclosure
                         ------------------------------

Notice is hereby given that the Year 2000 statement set forth below is being designated a Year 2000 Readiness Disclosure in accordance with Section 7(b) of the Year 2000 Information and Readiness Disclosure Act. For more than a year, the Company has been engaged in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The problem is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (e.g., 98 for
1998). These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations, temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem could affect a wide variety of automated information systems such as main frame computer applications, personal computers, communication systems, including telephone systems, and other information systems utilized not only by the Company, but also by its vendors and customers. The most significant of the Company's automated information systems affected by the Year 2000 issue is the data processing system used to process transactions and information for loan and deposit customers. The Company currently purchases the services for this system from a nationally recognized data processing vendor. Other programs and applications used in the Company's operations that will be affected by the Year 2000 issue include building and security system equipment, ATM modems, loan document processing systems, investment accounting programs, and computer software and hardware. All software and hardware has been purchased from outside vendors. The Company has not developed any in-house computer applications or equipment. All data processing is done off-site. The Company has maintenance agreements with vendors on the majority of its equipment and systems.

The Company's Year 2000 plan process began in the summer of 1997. At that time, a Year 2000 plan coordinator was appointed and assessment of mission critical systems began. The Company upgraded much of its computer hardware and software during 1998, in large part to meet the system requirements when it converted to a new data processing company in July 1998. The Company believes that Year 2000 compliance had been achieved for substantially all mission critical applications by the end of 1998. Further renovation and testing is expected to occur during the first quarter of 1999, with the timing dictated by external vendors. The Company's vendors have been providing updates regarding their progress in assessment, renovation and testing on a regular basis, and the Year 2000 Coordinator periodically presents updates regarding Year 2000 issues to the Board of Directors.

The predominant risk associated with the Year 2000 issue for the Company rests with the functionality of the data processing system. In order to offset the inherent risk with its main data processing system, the Company is researching sites and services offered by vendors which specialize in establishing operations on an emergency basis, as well as preparing other contingency plans. The Company has not identified any customers who present potential risk relative to their compliance with Year 2000 within their own organizations. Loan officers are aware of the Year 2000 issue, and the issue is being addressed with new commercial customers. The Company has a large investment portfolio which carries a potential liquidity risk should the companies handling the investments experience a Year 2000 issue. These companies appear to be well advanced in renovating and testing their systems. The Company outsources its item processing operations to a nationally recognized data processing company. That Company appears to be well advanced with year 2000 compliance efforts. Other vendors also appear to be progressing in their Year 2000 efforts. The most difficult risks for the Company to assess are the risks associated with the utilities offered by gas, electric and telephone companies. Those are risk shared by everyone and cannot be accurately quantified at this time.

As indicated above, the Company is researching "hot-site" options to establish emergency operations if necessary because of Year 2000 failure. The Company has generally identified critical requirements for minimum levels of outputs and services and established recovery plans to implement those requirements. The Company is considering increasing its liquidity levels during the last quarter of 1999 in preparation for possible extreme customer reaction to the Year 2000 issue.

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


                           Forward-Looking Statements
                           --------------------------

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents Damen Financial Corporation's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; future FDIC insurance premium assessments; the impact of conversion to a National Bank and its plan of restructuring on its financial performance and future growth; the impact of interest rates on its net interest income as a result of its balance sheet structure; the impact of its policy guidelines and strategies on its net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; Management's assessment of its provision and allowance for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and Management's assessment of the impact of the Year 2000 on the financial condition, results of operations and liquidity of the Company.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitation, the following: dynamics of the market served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit garnering as well as asset generation capabilities, future legislation to combine the BIF and the SAIF, as well as future financial losses in the bank and savings and loan industries and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums; significant fluctuations in market interest rates and operational limitations; deviations from the assumptions used to evaluate the appropriate level of the allowance for loan losses as well as future purchases and sales of loans may affect the appropriate level of the allowance for loan losses and thereby affect the future levels of provisioning; and the steps necessary to address the Year 2000 Issue include ensuring that not only the Company's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

Accordingly, results actually achieved may differ materially from expected results in these statements. Damen Financial Corporation does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.


           Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

The Company's interest rate risk position is discussed under the heading "Results of Operations" on page 10. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
          -----------------

          On December 30, 1998, a stockholder of the Company, Mr. Paul J. Duggan, filed a lawsuit in the Delaware Court of Chancery against the Company and each of its Directors. The suit alleged that the meeting and record dates for this year's annual meeting were improperly changed by the Board. Mr. Duggan asked the Court to force the Company to hold the annual meeting on January 25, 1999 and to reset the record date to December 9, 1998. On January 12, 1999, the Court agreed with the Company's position that there was no merit to the stockholder's allegations, and denied the stockholder's request for a preliminary injunction.


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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Computation of earnings per share (Exhibit 11 filed herewith) Financial Data Schedule (Exhibit 27 filed herewith)

          (b)  The Company  filed a Form 8-K dated  December 28, 1998  attaching
               (i) its press release announcing the engagement of Keefe Bruyette and Woods, Inc. to serve as its financial advisor to assist in reviewing its strategic options including a possible sale of the Company and (ii) attaching its press release announcing the
               Company had changed the date of its annual meeting of stockholders from January 25, 1999 to February 26, 1999.

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



DATE: February 12, 1999


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