Form 10-Q
period 1999-03-31
DAMEN FINANCIAL CORP
filed 1999-05-12
CIK 947223

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 0-25484

                          DAMEN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)
                                   36-4029638
                                I.R.S. Employer
                             Identification Number

                  200 WEST HIGGINS ROAD, SCHAUMBURG, ILLINOIS
                    (Address of Principal executive offices)
                                     60195
                                   (Zip Code)

               Registrant telephone number, including area code:
                                 (847) 882-5320

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of May 7, 1999 there were 2,820,154 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Business Disclosure Format(check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DAMEN FINANCIAL CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
Part I.     FINANCIAL INFORMATION
            Item 1.  Financial Statements
                       Consolidated Statements of Financial Condition at March
                       31, 1999 (Unaudited) and September 30, 1998...............    4
                       Consolidated Statements of Earnings for the three and six
                       months ended March 31, 1999 and 1998 (unaudited)..........    5
                       Consolidated Statements of Changes in Stockholders' Equity
                       for the six months ended March 31, 1999 (unaudited).......    6
                       Consolidated Statements of Cash Flows for the six months
                       ended March 31, 1999 and 1998 (unaudited).................    7
                       Notes to Unaudited Consolidated Financial Statements......    8-9
            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................    10-16
Part II.    OTHER INFORMATION....................................................    17-18
                     Signatures..................................................    19
                     Index to Exhibits...........................................    20
                     Earnings Per Share Analysis (Exhibit 11)....................    21
                     Financial Data Schedule (Exhibit 27)........................    22

                        PART I -- FINANCIAL INFORMATION

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 MARCH 31,      SEPTEMBER 30,
                                                                    1999            1998
                                                                 ---------      -------------
                                                                (UNAUDITED)
                           ASSETS
Cash and amounts due from depository institutions...........    $    447,761         541,682
Interest-bearing deposits...................................         854,563       1,245,446
                                                                ------------     -----------
       Total cash and cash equivalents......................       1,302,324       1,787,128
Investment securities held to maturity (fair value:
  $1,612,700 at March 31, 1999 and $1,728,900 at September
  30, 1998).................................................       1,612,728       1,728,931
Investment securities, available for sale, at fair value....      36,492,654      40,377,371
Mortgage-backed securities held to maturity (fair value:
  $11,230,000 at March 31, 1999 and $16,478,500 at September
  30, 1998).................................................      11,206,698      16,434,332
Mortgage-backed securities, available for sale, at fair
  value.....................................................      38,784,722      48,617,275
Loans receivable (net of allowance for loan losses:
  $454,000 at March 31, 1999 and $449,000 at September 30,
     1998)..................................................     117,558,425     109,417,586
Stock in Federal Home Loan Bank and Federal Reserve Bank of
  Chicago...................................................       3,530,150       3,815,150
Accrued interest receivable.................................       1,562,686       1,755,466
Office properties and equipment -- net......................       3,465,929       3,530,443
Prepaid expenses and other assets...........................         618,208         569,040
                                                                ------------     -----------
     Total assets...........................................     216,134,524     228,032,722
                                                                ============     ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits....................................................     115,589,580     115,698,518
Borrowed money..............................................      55,000,000      61,800,000
Advance payments by borrowers for taxes and insurance.......         897,430       2,598,991
Other liabilities...........................................       1,822,009       2,681,029
                                                                ------------     -----------
     Total liabilities......................................     173,309,019     182,778,538
                                                                ------------     -----------
Stockholders' Equity
Preferred stock, $.01 par value; authorized 100,000 shares;
  none outstanding..........................................              --              --
Common stock, $.01 par value; authorized 4,500,000 shares;
  3,981,434 shares issued and 2,820,154 shares outstanding
  at March 31, 1999 and 2,957,154 shares outstanding at
  September 30, 1998........................................          39,814          39,814
Additional paid-in capital..................................      38,892,061      38,837,468
Retained earnings, substantially restricted.................      22,822,590      22,882,928
Accumulated other comprehensive income, net of income
  taxes.....................................................       1,004,980       1,740,980
Treasury stock, at cost (1,161,280 shares at March 31, 1999
  and 1,024,280 shares at September 30, 1998)...............     (16,892,277)    (14,913,027)
Common stock acquired by Employee Stock Ownership Plan......      (2,233,400)     (2,339,200)
Common stock awarded by Recognition and Retention Plan......        (808,263)       (994,779)
                                                                ------------     -----------
       Total stockholders' equity...........................      42,825,505      45,254,184
                                                                ------------     -----------
       Total liabilities and stockholders' equity...........    $216,134,524     228,032,722
                                                                ============     ===========

          See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            MARCH 31,                 MARCH 31,
                                                     -----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                        ----         ----         ----         ----
                                                           (UNAUDITED)               (UNAUDITED)
Interest income:
  Loans..........................................    $2,256,801    2,067,464    4,443,242    4,113,487
  Mortgage-backed securities.....................       844,044    1,386,650    1,856,451    2,811,219
  Tax-exempt securities..........................       259,690      340,367      543,011      672,904
  Interest and dividends on other investments....       317,189      372,841      710,367      650,301
  Dividends on FHLB and FRB stock................        54,162       60,354      114,919      124,082
                                                     ----------    ---------    ---------    ---------
     Total interest income.......................     3,731,886    4,227,676    7,667,990    8,371,993
                                                     ----------    ---------    ---------    ---------
Interest expense:
  Deposits.......................................     1,360,459    1,604,654    2,810,873    3,254,957
  Borrowings.....................................       830,356      930,174    1,727,554    1,826,284
                                                     ----------    ---------    ---------    ---------
     Total interest expense......................     2,190,815    2,534,828    4,538,427    5,081,241
                                                     ----------    ---------    ---------    ---------
     Net interest income before provision for
       loan losses...............................     1,541,071    1,692,848    3,129,563    3,290,752
Provision for loan losses........................         5,000       18,170        5,000       39,170
                                                     ----------    ---------    ---------    ---------
     Net interest income after provision for loan
       losses....................................     1,536,071    1,674,678    3,124,563    3,251,582
                                                     ----------    ---------    ---------    ---------
Non-interest income:
  Loan fees and service charges..................        28,575       66,551       78,619       79,598
  Gain on sale of investment securities,
     available for sale..........................            --      143,398       90,767      274,635
  Rental income..................................        41,457       21,639       85,320       36,181
  Other income...................................        20,967       22,047       53,117       39,683
                                                     ----------    ---------    ---------    ---------
     Total non-interest income...................        90,999      253,635      307,823      430,097
                                                     ----------    ---------    ---------    ---------
Non-interest expense:
  Compensation, employee benefits, and related
     expenses....................................       720,479      693,050    1,463,171    1,354,906
  Advertising and promotion......................       143,734       39,280      169,731      182,706
  Occupancy and equipment expense................       199,391      169,499      408,245      355,458
  Data processing................................        33,834       33,324       65,834       65,622
  Insurance expense..............................        19,800       18,288       39,660       36,526
  Federal insurance premiums.....................        17,877       19,721       35,796       38,836
  Legal, audit, and examination services.........       388,594      148,046      444,731      210,238
  Other operating expenses.......................       132,743      102,626      215,372      176,790
                                                     ----------    ---------    ---------    ---------
     Total non-interest expense..................     1,656,452    1,223,834    2,842,540    2,421,082
                                                     ----------    ---------    ---------    ---------
Net income (loss) before income taxes............       (29,382)     704,479      589,846    1,260,597
Provision for federal and state income taxes
  (benefit)......................................      (107,471)     146,534       24,534      243,862
                                                     ----------    ---------    ---------    ---------
     Net income..................................    $   78,089      557,945      565,312    1,016,735
                                                     ==========    =========    =========    =========
Earnings per share -- basic......................    $      .03          .19          .22          .35
                                                     ----------    ---------    ---------    ---------
Earnings per share -- diluted....................           .03          .19          .21          .34
                                                     ----------    ---------    ---------    ---------
Dividends declared per common share..............    $      .12          .10          .24          .16
                                                     ----------    ---------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                                ACCUMULATED                    COMMON      COMMON
                                     ADDITIONAL                    OTHER                       STOCK       STOCK
                           COMMON     PAID-IN      RETAINED    COMPREHENSIVE    TREASURY      ACQUIRED    AWARDED
                            STOCK     CAPITAL      EARNINGS       INCOME          STOCK       BY ESOP      BY RRP      TOTAL
                           ------    ----------    --------    -------------    --------      --------    -------      -----
Balance at September 30,
  1998...................  $39,814   38,837,468   22,882,928     1,740,980     (14,913,027)  (2,339,200)  (994,779)  45,254,184
                           -------   ----------   ----------     ---------     -----------   ----------   --------   ----------
  Additions (deductions)
    for the period ended
    March 31, 1999:
  Comprehensive income:
  Net income.............                            565,312                                                            565,312
  Other comprehensive
    income, net of tax:
      Unrealized holding
        loss during the
        period...........                                         (676,720)                                            (676,720)
      Less:
        reclassification
        adjustment of
        gains included in
        net income.......                                          (59,280)                                             (59,280)
                           -------   ----------   ----------     ---------     -----------   ----------   --------   ----------
      Total comprehensive
        income...........      --            --      565,312      (736,000)             --           --         --     (170,688)
                           -------   ----------   ----------     ---------     -----------   ----------   --------   ----------
  Purchase of treasury
    stock (137,000
    shares)..............                                                       (1,979,250)                          (1,979,250)
  Amortization of award
    of RRP stock.........                                                                                  186,516      186,516
  Contribution to fund
    ESOP loan............                54,593                                                 105,800                 160,393
  Dividends declared on
    common stock.........                           (625,650)                                                          (625,650)
                           -------   ----------   ----------     ---------     -----------   ----------   --------   ----------
Balance at March 31,
  1999...................  $39,814   38,892,061   22,822,590     1,004,980     (16,892,277)  (2,233,400)  (808,263)  42,825,505
                           =======   ==========   ==========     =========     ===========   ==========   ========   ==========

          See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED MARCH 31,
                                                              --------------------------
                                                                  1999          1998
                                                                  ----          ----
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $    565,312     1,016,735
  Adjustments to reconcile net income to net cash from
    operating activities:
    Depreciation............................................       143,525       118,825
    Amortization of cost of stock benefit plans.............       346,909       363,635
    Provision for loan losses...............................         5,000        39,170
    Decrease in deferred loan income........................       (85,625)     (181,149)
    (Increase) decrease in prepaid and deferred federal and
      state income taxes....................................      (114,086)      349,012
    Gain on sale of investment securities, available for
      sale..................................................       (90,767)     (274,635)
    (Increase) decrease in accrued interest receivable......       192,780      (126,889)
    Increase in accrued interest payable....................        44,254        30,900
    Decrease in other assets................................         8,932         5,211
    Decrease in other liabilities...........................      (348,275)     (100,187)
                                                              ------------   -----------
Net cash provided by operating activities...................       667,959     1,240,628
                                                              ------------   -----------
Cash flows from investing activities:
    Purchase of investment securities, available for sale...    (3,493,516)   (9,844,976)
    Purchase of investment securities.......................      (132,757)      (46,203)
    Purchase of mortgage-backed securities, available for
      sale..................................................            --    (6,043,208)
    Proceeds from sales of investment securities, available
      for sale..............................................     1,160,823       674,622
    Proceeds from maturities of investment securities,
      available for sale....................................     5,597,177     3,292,233
    Proceeds from maturities of investment securities.......       248,960        91,604
    Proceeds from maturities of mortgage-backed securities,
      available for sale....................................     9,296,553     7,134,349
    Proceeds from maturities of mortgage-backed
      securities............................................     5,227,634     4,668,597
    Purchase of Federal Home Loan Bank and Federal Reserve
      Bank stock............................................            --      (105,000)
    Proceeds from redemption of Federal Home Loan Bank
      stock.................................................       285,000            --
    Disbursements for loans.................................   (25,329,414)  (12,831,391)
    Loan repayments.........................................    17,269,200     9,337,306
    Property and equipment expenditures.....................       (91,211)      (78,181)
                                                              ------------   -----------
Net cash provided by (for) investing activities.............    10,038,449    (3,750,248)
                                                              ------------   -----------
Cash flows from financing activities:
    Proceeds from exercise of stock options.................            --       161,983
    Deposit receipts........................................    53,104,606    35,771,078
    Deposit withdrawals.....................................   (55,955,320)  (38,289,269)
    Interest credited to deposit accounts...................     2,741,776     2,234,790
    Proceeds from borrowed money............................     3,300,000    30,800,000
    Repayment of borrowed money.............................   (10,100,000)  (28,300,000)
    Increase (decrease) in advance payments by borrowers for
      taxes and insurance...................................    (1,701,561)      177,153
    Purchase of treasury stock..............................    (1,979,250)           --
    Dividends paid on common stock..........................      (601,463)     (437,637)
                                                              ------------   -----------
Net cash provided by (for) financing activities.............   (11,191,212)    2,118,098
                                                              ------------   -----------
Decrease in cash and cash equivalents.......................      (484,804)     (391,522)
Cash and cash equivalents at beginning of period............     1,787,128     2,090,984
                                                              ------------   -----------
Cash and cash equivalents at end of period..................  $  1,302,324     1,699,462
                                                              ============   ===========
Cash paid during the period for:
    Interest................................................  $  4,494,173     5,050,341
    Income taxes............................................       197,504        62,388
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

                          DAMEN FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three and six months ended March 31, 1999 and 1998 and cash flows for the six months ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of Damen Financial Corporation (the "Company") and its consolidated subsidiaries Damen National Bank (the "Bank") and Dasch Inc. The results of operations for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

     Earnings per share for the three and six month periods ended March 31, 1999 and 1998 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

3. INDUSTRY SEGMENTS

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

4. AGREEMENT AND PLAN OF MERGER

     On February 23, 1999, the Company announced that it had signed an Agreement and Plan of Merger with MidCity Financial Corporation pursuant to which MidCity will acquire all of the outstanding shares of Damen Financial Corporation at a cash price of $18.35 per share. The merger agreement is subject to regulatory and shareholder approval, and it is anticipated to be finalized by June 30, 1999.

5. IMPACT OF NEW ACCOUNTING STANDARDS

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

     ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." This statement revises the accounting for retained securities and beneficial interests. Management does not believe that adoption of SFAS No. 134 had a material impact on the Company's consolidated financial condition or results of operations.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION
                 MARCH 31, 1999 COMPARED TO SEPTEMBER 30, 1998

     Total assets decreased $11.9 million to $216.1 million as of March 31, 1999 from $228.0 million as of September 30, 1998 as excess cash flows generated by liquidating investment securities were used to fund loan originations, reduce FHLB advances and fund treasury stock purchases. Investment securities available-for-sale decreased $3.9 million to $36.5 million at March 31, 1999 from $40.4 million at September 30, 1998 due primarily to a market value decrease of $711,000 and sales and maturities of $6.8 million, partially offset by purchases of $3.5 million. Mortgage-backed securities held to maturity decreased to $11.2 million at March 31, 1999 from $16.4 million at September 30, 1998 due primarily to repayments. Mortgage-backed securities available-for-sale decreased $9.8 million to $38.8 million at March 31, 1999 from $48.6 million at September 30, 1998 due primarily to repayments of $9.3 million and a market value decrease of $536,000. Loans receivable increased $8.2 million to $117.6 million at March 31, 1999 from $109.4 million at September 30, 1998 due primarily to new loan originations of $24.8 million exceeding repayments of $17.3 million. Loan originations consisted primarily of mortgage loans and home equity line of credit loans which increased due to favorable interest rates.

     Total deposits decreased $109,000 to $115.6 million at March 31, 1999 from $115.7 million at September 30, 1998. FHLB advances decreased $6.8 million to $55.0 million at March 31, 1999 from $61.8 million at September 30, 1998. The decreased advances were the result of excess cash flows generated by investment maturities, accelerated repayments and sales.

     Stockholders' equity decreased $2.5 million to $42.8 million at March 31, 1999 from $45.3 million at September 30, 1998 due primarily to the purchase of treasury stock at a cost of $2.0 million, a decrease in net unrealized gains of $736,000 due partially to a decrease in the available-for-sale portfolio, and the payment of dividends totaling $626,000, partially offset by net income of $565,000 for the six month period. At March 31, 1999, there were 2,820,154 shares of common stock outstanding.

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

                    COMPARISON OF OPERATING RESULTS FOR THE
                     QUARTERS ENDED MARCH 31, 1999 AND 1998

     NET INCOME. The Company's net income for the three months ended March 31, 1999 was $78,000 as compared to $558,000 for the same period in 1998, a decrease of $480,000. This decrease was due primarily to a decrease in net interest income of $151,000, a decrease of $144,000 in gains on the sale of investment securities, and an increase in non-interest expense of $433,000 due primarily to costs related to the proposed merger and other costs related to the annual shareholders' meeting and related proxy solicitation process, partially offset by a decrease in the provision for income taxes of $254,000.

     INTEREST INCOME. Total interest income for the quarter ended March 31, 1999 decreased $496,000 compared to a year ago due to a decrease in average interest-earning assets of $16.7 million to $209.9 million from $226.6 million, as well as a decrease in the yield on average interest-earning assets from 7.46% to 7.11%. The decrease in average interest-earning assets was partially due to the utilization of $4.8 million during the current period for the repurchase of Company stock, and $12.9 million for funding savings withdrawals and borrowed money repayments.

     INTEREST EXPENSE. The Company's interest expense decreased $344,000 for the quarter ended March 31, 1999 compared to a year ago due to a decrease in average interest-bearing liabilities to $172.6 million at March 31, 1999 from $185.5 million a year ago, and a decrease in the average interest rate to 5.08% from 5.47%. The decrease in average interest-bearing liabilities resulted from a decrease in the average balance of savings deposits of $8.8 million as well as a decrease in the average balance of borrowed money of $4.1 million.

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

     The Company's provision for loan losses was $5,000 for the quarter ended March 31, 1999 compared to $18,170 for the same quarter the prior year. Mortgage loans on commercial properties increased $1.9 million and secured lines of credit increased $345,000, while non-performing loans decreased to $232,000 from $459,000 at December 31, 1998.

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

     NON-INTEREST INCOME. The Company's non-interest income was $91,000 for the quarter ended March 31, 1999 compared to $254,000 for the same quarter a year ago due to a decrease in gains of the sale of investment securities of $143,000 and a decrease in loan-related fee income of $38,000, partially offset by an increase in rental income of $20,000.

     NON-INTEREST EXPENSE. The Company's non-interest expense increased $433,000 for the quarter ended March 31, 1999 due primarily to costs related to the proposed merger and other costs related to the annual shareholders' meeting and related proxy solicitation process.

     PROVISION FOR INCOME TAXES. The tax benefit for the quarter ended March 31, 1999 was $107,000 due to a pre-tax loss of $29,000, as well as the continuing tax benefits of low-income housing tax credits and tax-exempt income.

                    COMPARISON OF OPERATING RESULTS FOR THE
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998

     NET INCOME. The Company's net income for the six months ended March 31, 1999 was $565,000 as compared to $1.0 million for the same period in 1998, or a decease of $452,000. This decrease was the result of a decease in net interest income of $161,000, a decrease in gains on the sale of investment securities of $184,000, and an increase in non-interest expense of $421,000, partially offset by a decrease in the provision for loan losses of $34,000, an increase in rental income of $49,000, and a decrease in income taxes of $219,000.

     INTEREST INCOME. Total interest income for the six months ended March 31, 1999 decreased $704,000 to $7.7 million from $8.4 million a year ago due to a decrease in average interest-earning assets of $11.9 million to $212.5 million from $224.4 million, as well as a decrease in the yield or average interest-earning assets to 7.22% from 7.46%. The decrease in average interest-earning assets was partially due to the utilization of $4.8 million during the current period for the repurchase of Company stock, and $9.0 million for funding savings withdrawals and borrowed money repayments.

     INTEREST EXPENSE. The Company's interest expense decreased $543,000 to $4.5 million for the six months ended March 31, 1999 from $5.1 million a year ago. This decrease was due to a decrease in average interest-bearing liabilities of $9.0 million to $174.7 million at March 31, 1999 from $183.7 million a year ago, as well as a decrease in the average interest rate to 5.20% from 5.53%. The decrease in average interest-bearing liabilities resulted from a decrease in the average balance of savings deposits of $8.3 million, as well as a decrease in the average balance of borrowed money of $622,000.

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

     The Company's provision for loan losses was $5,000 for the six months ended March 31, 1999 compared to $39,000 for the same period in the prior year. This year's provision was due primarily to an increase in mortgage loans, home equity line of credit loans and commercial loans, partially offset by a decrease in charge-offs.

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

     NON-INTEREST INCOME. The Company's non-interest income decreased $122,000 for the six months ended March 31, 1999 to $308,000 from $430,000 for the same period one year ago. The decrease was due primarily to a decrease in gains on the sale of investment securities of $184,000, partially offset by an increase in rental income of $49,000.

     NON-INTEREST EXPENSE. The Company's non-interest expense increased $421,000 for the six months ended March 31, 1999 to $2.8 million from $2.4 million for the same period one year ago. The increase was primarily the result of increases of $108,000 in compensation and benefits, $53,000 in occupancy and equipment expenses, and $235,000 in professional fees related to the proposed merger and the annual shareholders' meeting.

     PROVISION FOR INCOME TAXES. Income tax expense for the six months ended March 31, 1999 decreased $219,000 to $25,000 compared to $244,000 for the comparable period in 1998. The decrease was primarily due to a decrease in pre-tax income.

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

     The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1999 and September 30, 1998, cash and cash equivalents totaled $1.3 million and $1.8 million respectively.

     The primary financing activities of the Company are deposits and borrowings. For the six months ended March 31, 1999, deposits decreased $109,000 and the Bank's net (proceeds less repayments) financing activity with the FHLB decreased $6.8 million.

     The Company anticipates that it will have sufficient funds available to meet current commitments. At March 31, 1999 the Company has outstanding loan commitments totaling approximately $2.7 million, and unused lines of credit granted totaling approximately $1.5 million.

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

     At March 31, 1999, the Bank had Tier 1 capital of $38.7 million or 18.1% of adjusted total assets and Tier 2 capital of $39.2 million or 34.4% of total risk-weighted assets.

                             NON-PERFORMING ASSETS

     The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are placed on non-accrual status when principal and interest are 90 days or more past due, unless, in the judgment of management, the loan is well collaterized and in the process of collection. Loans are also reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate).

                                                                MARCH 31,    SEPTEMBER 30,
                                                                  1999           1998
                                                                ---------    -------------
                                                                  (DOLLARS IN THOUSANDS)
Non-accruing loans:
  One-to-four family........................................      $156           $257
  Multi-family..............................................        54            280
  Commercial real estate....................................        --             --
  Consumer..................................................        22             25
                                                                  ----           ----
       Total................................................       232            562
                                                                  ----           ----
Total non-performing assets.................................      $232           $562
                                                                  ====           ====
Total as a percentage of total assets.......................       .11%           .27%
                                                                  ====           ====

     For the six months ended March 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $10,200.

     In addition to the non-performing assets set forth in the table above, as of March 31, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

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

                              RECENT DEVELOPMENTS

     On April 21, 1999 the Board of Directors approved a cash dividend of $.12 per share to be payable May 14, 1999 to shareholders of record on April 30, 1999.

                         YEAR 2000 READINESS DISCLOSURE

     Notice is hereby given that the Year 2000 statement set forth below is being designated a Year 2000 Readiness Disclosure in accordance with Section 7(b) of the Year 2000 Information and Readiness Disclosure Act. For more than eighteen months, the Company has been engaged in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The problem is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (e.g., 98 for 1998). These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations, temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem could affect a wide variety of automated information systems such as main frame computer applications, personal computers, communication systems, including telephone systems, and other information systems utilized not only by the Company, but also by its vendors and customers. The most significant of the Company's automated information systems affected by the Year 2000 issue is the data processing system used to process transactions and information for loan and deposit customers. The Company currently purchases the services for this system from a nationally recognized data processing vendor. Other programs and applications used in the Company's operations that will be affected by the Year 2000 issue include building and security system equipment, ATM modems, loan document processing systems, investment accounting programs, and computer software and hardware. All software and hardware has been purchased from outside vendors. The Company has not developed any in-house computer applications or equipment. All data processing is done off-site. The Company has maintenance agreements with vendors on the majority of its equipment and systems.

     The Company's Year 2000 plan process began in the summer of 1997. At that time, a Year 2000 plan coordinator was appointed and assessment of mission critical systems began. The Company upgraded much of its computer hardware and software during 1998, in large part to meet the system requirements when it converted to a new data processing company in July 1998. The Company believes that Year 2000 compliance had been achieved for substantially all mission critical applications by the end of 1998. Further renovation and testing occurred during the first quarter of 1999 and additional renovation and testing is expected to occur during the second quarter of 1999, with the timing dictated by external vendors. The Company's vendors have been providing updates regarding their progress in assessment, renovation and testing on a regular basis, and the Year 2000 Coordinator periodically presents regular updates regarding Year 2000 issues to the Board of Directors.

     The predominant risk associated with the Year 2000 issue for the Company rests with the functionality of the data processing system. In order to offset the inherent risk with its main data processing system, the Company has prepared contingency plans to handle various functions should a Year 2000 problem arise. The Company has not identified any customers who present potential risk relative to their compliance with Year 2000 within their own organizations. Loan officers are aware of the Year 2000 issue, and the issue is being addressed with new commercial customers. The Company has a large investment portfolio which carries a potential liquidity risk should the companies handling the investments experience a Year 2000 issue. These companies appear to be well advanced in renovating and testing their systems. The Company outsources its item processing operations to a nationally recognized data processing company. That company appears to be well advanced in its Year 2000 compliance efforts. Other vendors also appear to be progressing in their Year 2000 efforts. The most difficult risks for the Company to assess are the risks associated with the utilities offered by gas, electric and telephone companies. Those are risks shared by everyone and cannot be accurately quantified at this time.

     The Company has generally identified critical requirements for minimum levels of outputs and services and established recovery plans to implement those requirements. The Company is considering increasing its liquidity levels during the last quarter of 1999 in preparation for possible extreme customer reaction to the Year 2000 issue.

     The Company has planned for the Year 2000 with its officers and staff. It does not intend to use outside consultants. Because the Company relies predominantly on outsourced vendors for its core applications, it does not expect significant costs related to Year 2000 renovation. Expenses incurred to date which are directly related to the Year 2000 issue total approximately $55,000. Based on the Year 2000 plan as currently being executed and the best available information, the Company does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on its financial condition, results of operation or liquidity.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders (the "Meeting") of Damen Financial Corporation was held March 12, 1999 at 9:30 AM at the Marriott Hotel located at 50 North Martingale Road, Schaumburg, Illinois.

     (b) Proxies for the meeting were solicited pursuant to Section 14 of the Securities and Exchange Act.

     (c) The following are the results of each matter voted upon at the Meeting:

          (i) The election of three Directors:

                                                                 FOR       WITHHELD
                                                                 ---       --------
Edward R. Tybor...........................................    1,030,389     36,205
Janine M. Poronsky........................................    1,030,389     36,205
Charles J. Caputo.........................................    1,030,289     36,305
Paul J. Duggan............................................    1,325,673        300
Vincent Cainkar...........................................    1,325,173        800
J. Dennis Huffman.........................................    1,321,173      4,800

          The continuing Directors are:

                                                                EXPIRATION
                                                                OF TERM AS
                                                                 DIRECTOR
                                                                ----------
Mary Beth Poronsky Stull....................................       2000
Albert C. Baldermann........................................       2000
Carol A. Diver..............................................       2001
Nicholas J. Raino...........................................       2001

          (ii) The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditor for the Company for the fiscal year ended September 30, 1999:

Votes For: .................................................    2,345,594
                                                                ---------
Votes Against: .............................................       22,098
                                                                ---------
Abstentions: ...............................................       24,875
                                                                ---------

          (iii) A proposal by a stockholder of the Company directing the Board of Directors to appoint an investment banker to pursue merger or acquisition candidates for the Company and to establish a committee consisting of all directors who are not current or former officers or employees or relatives of such persons in order to recommend to the Board of Directors the best available offer to acquire the Company.

Votes For: .................................................    1,351,678
                                                                ---------
Votes Against: .............................................    1,024,939
                                                                ---------
Abstentions: ...............................................       15,950
                                                                ---------
Non-Votes: .................................................            0
                                                                ---------

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Computation of earnings per share (Exhibit 11 filed herewith)

     (b) The Company filed a Form 8-K dated February 23, 1999 attaching (i) the Agreement and Plan of Merger, dated February 22, 1999, by and between Damen Financial Corporation and MidCity Financial Corporation and a wholly owned subsidiary of MidCity Financial Corporation, (ii) its press release, dated February 23, 1999, announcing the above Agreement and Plan of Merger, and (iii) its letter to shareholders, dated February 23, 1999, announcing the Agreement and Plan of Merger including all relevant terms and details.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAMEN FINANCIAL CORPORATION
                                          Registrant

DATE: May 7, 1999

BY: /s/ MARY BETH PORONSKY STULL

    --------------------------------------------------------
    Mary Beth Poronsky Stull
    President, Chief Executive Officer and Director
    (Duly Authorized Representative)

BY: /s/ GERALD J. GARTNER

    --------------------------------------------------------
    Gerald J. Gartner
    Chief Financial Officer and Treasurer
    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----
    11        Statement regarding Computation of Earnings Per Share.......   21
    27        Financial Data Schedule.....................................   22

                                   EXHIBIT 11

             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                          THREE MONTHS                SIX MONTHS
                                                         ENDED MARCH 31,           ENDED MARCH 31,
                                                     -----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                        ----         ----         ----         ----
Net Income.......................................    $   78,089      557,945      565,312    1,016,735
                                                     ==========    =========    =========    =========
Weighted average shares outstanding..............     2,820,154    3,122,845    2,835,904    3,117,116
Reduction for common shares not yet released by
  Employee Stock Ownership Plan..................      (228,630)    (249,790)    (231,275)    (252,435)
                                                     ----------    ---------    ---------    ---------
Total weighted average common shares outstanding
  for basic computation..........................     2,591,524    2,873,055    2,604,629    2,864,681
                                                     ==========    =========    =========    =========
Basic earnings per share.........................    $      .03          .19          .22          .35
                                                     ==========    =========    =========    =========
Total weighted average common shares outstanding
  for basic computation..........................     2,591,524    2,873,055    2,604,629    2,864,681
Common stock equivalents due to dilutive effect
  of stock options...............................        99,906      123,346       84,561      122,997
                                                     ----------    ---------    ---------    ---------
Total weighted average common shares and
  equivalents outstanding for diluted
  computation....................................     2,691,430    2,996,401    2,689,190    2,987,678
                                                     ==========    =========    =========    =========
Diluted earnings per share.......................    $      .03          .19          .21         0.34
                                                     ==========    =========    =========    =========